Form 10KSB
period 1999-04-30
HARVEST CAPITAL CORP
filed 1999-11-17
CIK 785544

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended April 30, 1999

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________.

Commission file number 0-25824

                    HARVEST CAPITAL CORPORATION
          (Name of small business issuer in its charter)

     Delaware                           13-3334512
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification No.)

225 West 37th Street, 5th Floor, New York, New York   10018
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number: (212) 819-1066

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $.0001 per share
                         (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      No X .

     Check if disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no
disclosure will be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB   [X]

     Issuer's revenues for its fiscal year ended April 30, 1999 were $8.
     The aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price of such stock in the over-the-counter market as quoted in the "Electronic Bulletin Board" on November 3, 1999 was approximately $546,000.

     As of November 3, 1999, issuer had 88,999,999 shares of its common stock, par value $0.001 outstanding.

     Transitional Small Business Disclosure Format: Yes   No X

                              PART I

Item 1.   Description of Business.

     (a)  Business Development.    Harvest Capital Corporation
("Harvest") was organized under the laws of the State of Delaware on August 29, 1985. In February 1986, Harvest completed a public offering of 50,000,000 shares of its Common Stock par value $.0001 per share (the "Common Stock"). In October 1988, Harvest formed a wholly-owned subsidiary, Exclusives for the Bride, Inc. ("Exclusives"). During its fiscal year ended April 30, 1991 ("Fiscal 1991"), the Company sold substantially all of the assets of Exclusives and since then it has had no substantial revenues.

     Since October 31, 1990, the Company's assets have consisted primarily of Common Stock of JLM Couture, Inc. ("JLM"), a company registered under the Securities Exchange Act of 1934 which is engaged in the business of marketing bridal gowns and bridesmaids' gowns. JLM is controlled by a significant shareholder, officer and director of the Company. The Company also has a limited amount of cash. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Certain Transactions" and the Consolidated Financial Statements elsewhere herein).

     (b) Business of Issuer. The Company is actively seeking acquisition or merger candidates with operating businesses and is seeking to complete an acquisition or merger with one of these candidates.


Item 2.   Description of Property.

     The Company's executive offices are located at 225 West 37th Street, 5th Floor, New York, New York 10018, which are made available to the Company by Mr. Joseph L. Murphy, President of the Company, for no fee other than the administrative fee referred to below in Item 12. "Certain Relationships and Related Transactions."


Item 3.   Legal Proceedings.

     None.


Item 4.  Submission of Matters to a Vote of Security Holders.

     During the Company's fourth fiscal quarter ended April 30, 1999, no matters were submitted to a vote of the security holders of the Company.

                             PART II


Item 5.  Market For Common Equity and Related Stockholder Matters.

     The Common Stock is traded in the over-the-counter market and has been quoted on the "Electronic Bulletin Board" since March 22, 1986. There is a very limited public market for the Common Stock. As of November 3, 1999, 88,999,999 shares of common stock were outstanding.

     The following table sets forth, for the respective periods indicated, the high and low bid quotations for Common Stock. The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.


Quarter Ended               High Bid           Low Bid

   1997

July 31, 1997                   0                 0
October 31, 1997                0                 0
January 31, 1998                0                 0
April 30, 1998                  0                 0

   1998

July 31, 1998                   0                 0
October 31, 1998                0                 0
January 31, 1999                0                 0
April 30, 1999                  0                 0

   1999

July 31, 1999                  .01                0


     No dividends have been paid on the Common Stock and the Company does not anticipate paying dividends in the foreseeable future.

     At November 3, 1999, there were approximately 318 holders of record of the Company's securities. The Company believes that it has more shareholders since many of its shares are held in "street" name.


Item 6.   Management's Discussion and Analysis or Plan of
          Operations.

(a)  Plan of Operation.

     The Company's plan of operation for the next twelve months is to seek acquisition or merger candidates with operating businesses and complete an acquisition or merger with one of these candidates. Until such event, the Company does not expect a significant change in its number of employees and does not expect to purchase or sell any significant equipment.


Year 2000 Compliance

     The Company's activities are limited. To the extent necessary, the Company is on schedule with a project that addresses the Year 2000 (Y2K) issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999. The Company has completed all programming changes required to make its computer system Y2K complaint. The Company's computer systems are able to recognize date sensitive information with dates after December 31, 1999. The total cost incurred to convert the system has been minimal.


Safe Harbor Statement

     Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers of any business; the effect of the Company's accounting policies; the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and trade restrictions; the results of the Company's business plan and the impact on the Company of its relationship with its lender.

Item 7.   Financial Statements.


     The financial statements and supplementary data are included on pages F-1 through F-8 hereof.


(a)(1)    Financial Statements

     The following Financial Statements are filed as part of this report.


Title of Document                                            Page

Report of Independent Certified                               F-1
Public Accountant

Balance Sheets as of April 30, 1999 and 1998                  F-2

Statements of Operations and Comprehensive Income             F-3
for the years ended April 30, 1999 and 1998

Statements of Stockholders' Equity for the               F-4 - F-5
years ended April 30, 1999 and 1998

Statements of Cash Flows for the years                        F-6
ended April 30, 1999 and 1998

Notes to Financial Statements                            F-7 - F-9


  (a)(2) Financial Statement Schedules

  Schedule I. Marketable Securities - Other Investments         S-1



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

  Set forth below are the names and ages of each executive officer and director of the Company, their respective positions, and periods of service:


Name                       Age               Position

Joseph L. Murphy       44               President and
                                        Director

Eve Traube             43               Executive Vice
                                        President and
                                        Director

Daniel M. Sullivan          74               Chairman of the Board
                                        of Directors


  The term of office of each executive officer and director is one year and until his or her respective successor is elected and qualified.

  Joseph L. Murphy has been an officer and director of the Company since its inception in August 1985. Mr. Murphy also serves as President and Director of JLM, a company with which he has been affiliated with since 1986.

  Eve Traube has been an officer and director of the Company since its inception in August 1985. From November 1985 until present, Ms. Traube has been a director of financial aid and bursar for Blake Business Institute in New York City, a proprietary vocational school with an approximate student body of 750 students.

  Daniel M. Sullivan has been an officer and director of the Company since its inception in August 1985. Until 1989, Mr. Sullivan was
President of Frost & Sullivan Inc., a publisher of marketing research studies. Mr. Sullivan is also a director of JLM.

Section 16(a) Beneficial Ownership Reporting Compliance.

  Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater then 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended April 30, 1999, all Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% owners were compiled with.


Item 10.  Executive Compensation.

Cash Compensation.

  During the fiscal year ended April 30, 1999 ("Fiscal 1999"), no executive officer received cash compensation from the Company and no executive officer received any personal benefits. See Item 12. "Certain Relationships and Related Transactions."


Item 11. Security Ownership of Certain Beneficial Owners and Management.

  The following table sets forth as of October 27, 1999 the number of shares of the Common Stock held by each person who held of record or was known by the Company to own beneficially more than 5% of the Common Stock, the name and shareholdings of each director and all officers and directors as a group.


Name and Address of        Amount and Nature of          Percent of
Beneficial Owner           Beneficial Ownership(1)         Class


Joseph L. Murphy           20,400,000                  22.9%
1375 Broadway
New York, NY  10018

Eve Traube                       8,500,000(2)               11.5%
Sheldon Traube
624 Avenue O
Brooklyn, NY 11230

Daniel M. Sullivan               1,500,000                   3.8%




Name and Address of        Amount and Nature of          Percent of
Beneficial Owner           Beneficial Ownership(1)         Class


Julie Nagel                 5,000,000                   5.6%
4309 Sawyer
Chicago, IL  60618

All Officers and Directors 30,400,000                  33.8%
as a Group
(3 persons)


  (1) Except as otherwise set forth below, all shares of Common Stock are owned directly, and such shareholders have sole voting, investment, and dispositive power.

  (2) Sheldon Traube is deemed to share voting, investment and dispositive power with his wife, Eve Traube, an officer and director of the Company.


Item 12.  Certain Relationships and Related Transactions.

  Mr. Murphy, the Company's President, does not receive a salary from the Company. He receives an administrative fee of $6,000 per year for providing management and consulting services and providing office space
to the Company.   These fees have been accrued and not paid.  As of April
30, 1999, Mr. Murphy is owed an aggregate of $54,500 of such fees.


Item 13.  Exhibits and Reports on Form 8-K.

(a)    Exhibits

3.1 Articles of Incorporation of the Company, incorporated by reference to Form S-18 Registration Statement No. 33-2034-NY (the "Registration Statement").


3.2 By-Laws of the Company incorporated by reference to Exhibit 6 of the Registration Statement.

(b)    Reports on Form 8-K

  During the last quarter of the fiscal year ended April 30, 1999, the Company filed no reports on Form 8-K.

                              SIGNATURES



  In accordance with Section 13 or 15(d) of the Exchange Act the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                HARVEST CAPITAL CORPORATION




Dated: November 8, 1999              By:s\Joseph L. Murphy
                                   Joseph L. Murphy, President



  In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: November 8, 1999              s\Joseph L. Murphy
                                     Joseph L. Murphy, President and
                                     Director (Principal Executive,
                                     Accounting, and Financial Officer)



Dated: November 8, 1999              s\Daniel M. Sullivan
                                     Daniel M. Sullivan, Director

                            PAUL C. ROBERTS
                      Certified Public Accountant
                            600 Bedford Road
                        Pleasantville, NY 10570
                             (914) 741-1508



                      INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders
Harvest Capital Corporation


  I have audited the accompanying balance sheets of Harvest Capital Corporation, a corporation in the development stage since December 1, 1990, as of April 30, 1999 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period from inception of the development stage (December 1, 1990) to April 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audits.

  I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvest Capital Corporation as of April 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, and from the period of its development stage inception (December 1, 1990) to April 30, 1999, in conformity with generally accepted accounting principles.


                                PAUL C. ROBERTS
                                Certified Public Accountant

Pleasantville, New York
September 20, 1999

                      HARVEST CAPITAL CORPORATION
                   (A Development Stage Corporation)
                             BALANCE SHEETS
                        April 30, 1999 and 1998

                                 ASSETS

                                           1999            1998

Current assets:
  Cash                                  $    359        $    471

    Total current assets                     359             471

Other assets:
  Securities available for sale          157,480         285,432

    Total assets                        $157,839        $285,903


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses and taxes payable    $    691        $    691
  Due to related party                    54,500          46,700

    Total current liabilities             55,191          47,391

Stockholder's equity:
  Preferred stock - $.0001 par value
   authorized 5,000,000 shares; issued
   and outstanding - none

  Common stock - $.0001 par value,
   authorized 300,000,000 shares:
   issued and outstanding 88,999,999
   at April 30, 1999 and 1998              8,900           8,900
  Additional paid-in capital             442,980         442,980
  Retained (deficit) - prior to
   development stage inception          (314,120)       (314,120)
  Retained (deficit) - development
   stage                                (122,481)       (114,569)
  Unrealized gain on securities
   available-for-sale, net of taxes       87,369         215,321

    Total stockholders' equity           102,648         238,512

                                        $157,839        $285,903

            See accompanying notes to financial statements.

                     HARVEST CAPITAL CORPORATION
                   (A Development Stage Corporation)
                      STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE INCOME
                        April 30, 1999 AND 1998


                                                               Cumulative
                                                               from
                                                               November 1,
                                                               1990 to
                                                               April 30,
                                1999             1998          1999

Revenues:
  Interest                  $         8      $        11      $     2,883

Costs and expenses:
  General and adminis-
   trative                  $     1,920     $     1,910            60,117
  Management fees -
   related party                  6,000            6,000           57,000

                                  7,920            7,910          117,117

(Loss) from operations           (7,912)          (7,899)        (114,284)

(Loss) on Sale of Stock               -                -           (6,460)

Provision for income
  taxes                               -                -           (1,737)

Net (loss)                  $    (7,912)     $    (7,899)     $  (122,481)

Other Comprehensive income
  Unrealized gain (loss)
   on securities               (127,952)         (88,583)          87,369

Total Comprehensive Income
  (loss)                    $  (135,864)     $   (96,482)     $   (35,112)

Net (loss) per
  common share              $         -      $         -

Weighted average
  common shares
  outstanding                88,999,999       88,999,999



See accompanying notes to financial statements.

                                          HARVEST CAPITAL CORPORATION
                                       (A Development Stage Corporation)
                                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   Accumulated      Accumulated    Unrealized
                                                   Deficit          Deficit        Gains on
                                   Additional  Prior to    During       Securities
                   Common Stock    Paid In     Development Development  Available
                Shares  Par Value  Capital     Stage       Stage        for Sale  Total

Balance,
 April 30,
  1990       88,999,999 $8,900    $442,980     $(306,891)  $     -      $   -     $135,723

Net (loss)
  5/1/90 to
  10/31/90      -          -           -        (7,229)          -          -      (7,229)

Net (loss)
  11/1/90 to
  4/30/91       -          -           -              -       (2,037)       -      (2,037)

Balance,
 April 30,
  1991      88,999,999   8,900     442,980      (314,120)     (2,037)       -       135,723

Net (loss)      -          -           -              -       (38,055)      -      (38,055)

Balance,
 April 30,
  1992      88,999,999   8,900     442,980      (314,120)     (40,092)      -       97,668

Net (loss)      -          -           -              -       (28,700)      -      (28,700)

Balance,
 April 30,
  1993      88,999,999   8,900     442,980      (314,120)     (68,792)      -       68,968

Net (loss)      -          -           -              -       (11,046)      -      (11,046)

Balance,
 April 30,
  1994      88,999,999   8,900     442,980      (314,120)     (79,838)      -       57,922

Net (loss)      -          -           -              -       (7,800)       -      (7,800)
Unrealized Gain
 -Securities    -          -           -              -           -         1,629   1,629

                                          HARVEST CAPITAL CORPORATION
                                       (A Development Stage Corporation)
                                    STATEMENTS OF STOCKHOLDERS' EQUITY (CONT'D)

                                 Accumulated Accumulated  Unrealized
                                 Deficit     Deficit      Gains on
                                 Additional  Prior to     During      Securities
                  Common Stock   Paid In     Development  Development Available
               Shares Par Value  Capital     Stage        Stage       for Sale  Total

Balance,
 April 30,
  1995       88,999,999  8,900   442,980     (314,120)    (87,638)     1,629     51,751
Net (loss)      -          -        -            -        (11,137)       -      (11,137)
Unrealized Gain
 -Securities    -          -        -            -             -       130,031   130,031

Balance,
 April 30,
  1996       88,999,999  8,900   442,980     (314,120)    (98,775)     131,660   170,645
Net (loss)      -          -        -            -        (7,895)         -     (7,895)
Unrealized Gain
 -Securities    -          -        -            -             -       172,244   172,244

Balance,
 April 30,
  1997       88,999,999   8,900   442,980     (314,120)   (106,670)    303,904   334,994
Net (loss)      -          -        -            -        (7,899)        -      (7,899)
Unrealized (loss)
 -Securities    -          -        -            -             -      (88,583)  (88,583)

Balance,
 April 30,
  1998     88,999,999      8,900   442,980   (314,120)    (114,569)    215,321   238,512
Net (loss)      -          -         -            -       (7,912)        -      (7,912)
Unrealized (loss)
 -Securities    -          -         -            -            -      (127,952) (127,952)

Balance,
 April 30,
  1999     88,999,999     $8,900    $442,980  $(314,120)  $(122,481)  $87,369   $102,648

                                See accompanying notes to financial statements.

                              HARVEST CAPITAL CORPORATION
                           (A Development Stage Corporation)
                              STATEMENTS OF CASH FLOWS
                          YEARS ENDED APRIL 30, 1999 AND 1998
                                                              Cumulative
                                                              from
                                                              November 1,
                                                              1990 to
                                                              April 30,
                                          1999        1998    1996
Cash flows from operating
 activities:
 Net (loss)                            $ (7,912)   $ (7,899) $(122,481)
 Adjustments to reconcile net
  (loss) to net cash (used)
  by operating activities:
   Unrealized gain (loss) on
    securities available for sale      (127,952)    (88,583)    87,369
   Loss on sale of securities                 -           -      6,460
 Changes in assets and
  liabilities:
  (Increase) decrease in
   marketable securities                127,952      88,583    (89,487)
  Decrease in organization
   expense                                    -           -         30
  Increase (decrease) in
   accounts payable, accrued
   expenses and taxes                         -           -    (13,536)
  Increase in amounts due to
   related party                          7,800       7,800     54,500
Net cash (used) by operating
 activities                                (112)        (99)   (77,145)

Cash flows from investing
 activities:
  Proceeds from sale of
   securities                                 -           -     14,540

Net cash provided by
 investing activities                         -           -     14,540

Net increase (decrease)
 in cash and cash equivalents              (112)        (99)   (62,605)

Cash and cash equivalents,
 beginning of year                          471         570     62,964

Cash and cash equivalents,
 end of year                            $   359      $  471   $    359

Supplemental disclosures of
 cash flow information:
Cash received from interest income      $     8      $   11

                    See accompanying notes to financial statements.
            HARVEST CAPITAL CORPORATION AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS
                     APRIL 30, 1999 AND 1998

1.   ORGANIZATION AND OPERATIONS OF COMPANY

     Harvest Capital Corporation (the "Company") was organized under the laws of the state of Delaware on August 29, 1985. Through October 1990 the Company was engaged in the retail sale of bridal clothes and since then has been engaged in the activity of searching for and investigating business opportunities and is therefore considered to be in the development stage since October of 1990.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Income (Loss) Per Share

     Per share computations are based on the weighted average number of shares outstanding during the period.

     Use of Estimates

     The preparation of the financial statements in conformity with generally accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   MARKETABLE EQUITY SECURITIES

     All of the Company's securities are classified as available-for-sale securities and are recorded at fair value with unrealized gains and losses included in comprehensive income and reported, net of taxes, in a separate component of stockholders' equity. The basis of cost used in determining realized gains and losses are the first-in, first-out method.

Investments in securities at April 30, 1999 were as follows:
                                             Gross        Gross Un-
                                 Amortized   Unrealized   realized   Fair
                                 Cost        Gains        Losses     Value

Available-for-sale securities      $70,111        -       127,952    157,480

Investments in securities at
 April 30, 1999 were as follows:

Available-for-sale securities      $70,111        -        88,583    285,432


          HARVEST CAPITAL CORPORATION AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS
                     APRIL 30, 1999 AND 1998


     New Accounting Standards

     In 1998, the Company adopted Statement of Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." FAS No.130 requires that the components and total amounts of comprehensive income be displayed in the Financial Statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arise from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

   4. INCOME TAXES

     The Company uses the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", whereby deferred income taxes are recorded based upon the difference between financial statement and tax bases of assets and liabilities. The Company has net operating loss carryforwards of approximately $436,000 that can be used through the years ending April 30, 2004 to April 30, 2014. The Company has recognized a full valuation allowance for the net operating loss carryforwards and therefore no deferred tax asset has been recognized.

     5.   STOCK OPTIONS

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting and Disclosure of Stock Based Compensation" (Statement 123). Statement 123 is effective for fiscal years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and the related interpretations or selecting the fair value method of expense recognized as described in Statement 123. The Company has elected to follow APB 25 in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options are equal to or less than the market price or the underlying stock on the date of grant, no compensation expense is recognized.



     6.   RELATED PARTY TRANSACTIONS

     The Company has paid or accrued management fees to a firm of which a principal, Joseph Murphy, is also an officer, director and major shareholder of the Company. These fees included $6,000 for each of the years ended April 30, 1999 and 1998, respectively.

                HARVEST CAPITAL CORPORATION AND SUBSIDIARY
           SCHEDULE 1 - MARKETABLE SECURITIES - OTHER INVESTMENTS







COL. A      COL. B            COL. C         COL. D        COL. E

NAME AND   NUMBER OF SHARES   COST OF EACH   MARKET VALUE  AMOUNT AT WHICH
ISSUER     OR UNITS-          ISSUE          OF EACH       EACH PORTFOLIO OF
AND TITLE  PRINCIPAL OF                      ISSUE AT      EQUITY SECURITY
           BOND OR NOTES                     BALANCE       ISSUES AND EACH
                                             SHEET DATE    OTHER SECURITY
                                                           ISSUE IS CARRIED
                                                           IN THE BALANCE SHEET
JLM Couture, Inc.
- -Common Shares
(Unregistered)  25,407        $38,111       $ 50,814       $ 50,814

JLM Couture, Inc.
- -Common Shares
(Unregistered)  53,333         32,000        106,666        106,666

                78,740        $70,111       $157,480       $157,480