Form 10KSB
period 1995-04-30
HARVEST CAPITAL CORP
filed 1999-11-24
CIK 785544

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended April 30, 1995

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

     Issuer's revenues for its fiscal year ended April 30, 1995 were $35.
     The aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price of such stock in the over-the-counter market as quoted in the "Electronic Bulletin Board" on November 3, 1999 was approximately $546,000.

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


Item 3.   Legal Proceedings.

     None.


Item 4.  Submission of Matters to a Vote of Security Holders.

     During the Company's fourth fiscal quarter ended April 30, 1995, no matters were submitted to a vote of the security holders of the Company.

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


Quarter Ended               High Bid           Low Bid

   1994

July 31, 1994                   0                 0
October 31, 1994                0                 0
January 31, 1995                0                 0
April 30, 1995                  0                 0

   1995

July 31, 1995                   0                 0
October 31, 1995                0                 0
January 31, 1996                0                 0
April 30, 1996                  0                 0

   1996

July 31, 1996                   0                 0
October 31, 1996                0                 0


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


Title of Document                                            Page

Report of Independent Certified                               F-1
Public Accountant

Balance Sheets as of April 30, 1995 and 1994                  F-2

Statements of Operations and Comprehensive Income             F-3
for the years ended April 30, 1995 and 1994

Statements of Stockholders' Equity for the               F-4 - F-5
years ended April 30, 1995 and 1994

Statements of Cash Flows for the years                        F-6
ended April 30, 1995 and 1994

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



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                             PART III


Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange
            Act.

  Set forth below are the names and ages of each executive officer and director of the Company, their respective positions, and periods of service:


Name                       Age               Position

Joseph L. Murphy       40               President and
                                        Director

Eve Traube             39               Executive Vice
                                        President and
                                        Director

Daniel M. Sullivan     70               Chairman of the Board
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



Section 16(a) Beneficial Ownership Reporting Compliance.

  Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater then 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended April 30, 1995, all Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% owners were compiled with.


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


                                HARVEST CAPITAL CORPORATION




Dated: November 23, 1999             By:s\Joseph L. Murphy
                                   Joseph L. Murphy, President



  In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: November 23, 1999             s\Joseph L. Murphy
                                     Joseph L. Murphy, President and
                                     Director (Principal Executive,
                                     Accounting, and Financial Officer)



Dated: November 23, 1999        s\Daniel M. Sullivan
                                Daniel M. Sullivan, Director














                            PAUL C. ROBERTS
                      Certified Public Accountant
                           600 Bedford Road
                        Pleasantville, NY 10570
                            (914) 741-1508



                     INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders
Harvest Capital Corporation


  I have audited the accompanying balance sheets of Harvest Capital Corporation, a corporation in the development stage since December 1, 1990, as of April 30, 1995 and 1994, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period from inception of the development stage (December 1, 1990) to April 30, 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvest Capital Corporation as of April 30, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, and from the period of its development stage inception (December 1, 1990) to April 30, 1996, in conformity with generally accepted accounting principles.


                                PAUL C. ROBERTS
                                Certified Public Accountant

Pleasantville, New York
September 20, 1999

                      HARVEST CAPITAL CORPORATION
                   (A Development Stage Corporation)
                            BALANCE SHEETS
                        April 30, 1995 and 1994

                                ASSETS

                                           1995            1994

Current assets:
  Cash                                  $      1        $      1

    Total current assets                       1               1

Other assets:
  Securities available for sale           92,740          91,111

    Total assets                        $ 92,741        $ 91,112


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses and taxes payable    $ 15,690        $ 15,690
  Due to related party                    25,300          17,500

    Total current liabilities             40,990          33,190

Stockholder's equity:
  Preferred stock - $.0001 par value
   authorized 5,000,000 shares; issued
   and outstanding - none

  Common stock - $.0001 par value,
   authorized 300,000,000 shares:
   issued and outstanding 88,999,999
   at April 30, 1999 and 1998              8,900           8,900
  Additional paid-in capital             442,980         442,980
  Retained (deficit) - prior to
   development stage inception          (314,120)       (314,120)
  Retained (deficit) - development
   stage                                 (87,638)        (79,838)
  Unrealized gain on securities
   available-for-sale, net of taxes        1,629               -

    Total stockholders' equity            51,751          57,922

                                        $ 92,741        $ 91,112

            See accompanying notes to financial statements.

                      HARVEST CAPITAL CORPORATION
                   (A Development Stage Corporation)
                       STATEMENTS OF OPERATIONS
                        April 30, 1995 AND 1994

                                                               Cumulative
                                                               from
                                                               November 1,
                                                               1990 to
                                                               April 30,
                                1995             1994          1995

Revenues:
  Interest                  $         -      $         -      $     2,765

Costs and expenses:
  General and adminis-
   trative                  $     1,800      $     1,800           55,666
  Management fees -
   related party                  6,000            6,000           33,000

                                  7,800            7,800           88,666

(Loss) from operations           (7,800)          (7,800)         (85,901)

(Loss) on Sale of Stock               -                -                -

Loss before Provision for
  income taxes                   (7,800)          (7,800)         (85,901)

Provision for income
  taxes                               -                -            1,737

Net (loss)                  $    (7,800)     $    (7,800)     $   (87,638)

Net (loss) per
  common share              $         -      $         -

Weighted average
  common shares
  outstanding                88,999,999       89,999,999





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
             Shares  Par Value  Capital     Stage        Stage        for Sale  Total

Balance,
 April 30,
  1990    88,999,999 $8,900     $442,980   $ (306,891)  $    -        $    -    $135,723

Net (loss)
  5/1/90 to
  10/31/90    -          -           -       (7,229)         -             -    (7,229)

Net (loss)
  11/1/90 to
  4/30/91     -          -           -          -         (2,037)          -    (2,037)

Balance,
 April 30,
  1991     88,999,999    8,900     442,980    (314,120)   (2,037)          -    135,723

Net (loss)    -          -           -          -         (38,055)         -    (38,055)

Balance,
 April 30,
  1992     88,999,999    8,900     442,980     (314,120)  (40,092)         -    97,668

Net (loss)    -          -           -          -         (28,700)         -    (28,700)

Balance,
 April 30,
  1993     88,999,999    8,900     442,980      (314,120) (68,792)         -    68,968

Net (loss)     -          -           -           -       (11,046)         -    (11,046)

Balance,
 April 30,
  1994     88,999,999    8,900     442,980       (314,120) (79,838)        -    57,922

Net (loss)     -          -           -           -        (7,800)      1,629   (6,171)

Balance,
 April 30,
  1995     88,999,999     $8,900    $442,980     $(314,120) $(87,638)   $1,629  $  51,751

 See accompanying notes to financial statements.

                              HARVEST CAPITAL CORPORATION
                           (A Development Stage Corporation)
                              STATEMENTS OF CASH FLOWS
                          YEARS ENDED APRIL 30, 1995 AND 1994
                                                              Cumulative
                                                              from
                                                              November 1,
                                                              1990 to
                                                              April 30,
                                          1995       1994     1995
Cash flows from operating
 activities:
 Net (loss)                            $ (7,800)  $(11,046)  $ (87,638)
 Adjustments to reconcile net
  (loss) to net cash (used)
  by operating activities:
   Unrealized gain (loss) on
    securities available for sale        (1,629)         -     131,660
   Loss on sale of securities                 -          -       1,629
 Changes in assets and
  liabilities:
  (Increase) in marketable
   securities                            (1,629)         -      (3,747)
  Decrease in organization
   expense                                    -          -          30
  Increase in accounts payable,
   accrued expenses and taxes                 -      5,000       1,463
  Increase in amounts due to
   related party                          7,800      6,000      25,300
Net cash (used) by operating
 activities                                   -        (46)    (62,963)

Cash flows from investing
 activities:
  Proceeds from sale of
   securities                                 -          -           -

Net cash provided by
 investing activities                         -          -           -

Net increase (decrease)
 in cash and cash equivalents                 1        (46)    (62,963)

Cash and cash equivalents,
 beginning of year                            1         47      62,964

Cash and cash equivalents,
 end of year                           $      1   $      1   $       1

Supplemental disclosures of
 cash flow information:
Cash received from interest income     $      -   $      -

                      See accompanying notes to financial statements.
            HARVEST CAPITAL CORPORATION AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS
                     APRIL 30, 1995 AND 1994


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









            HARVEST CAPITAL CORPORATION AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS
                     APRIL 30, 1995 AND 1994


Investments in securities at April 30, 1995 were as follows:

                                            Gross        Gross Un-
                                 Amortized  Unrealized   realized   Fair
                                 Cost       Gains        Losses     Value


Available-for-sale securities     $91,111     $1,629         -      $92,740

Investments in securities at
 April 30, 1994 were as follows:

Available-for-sale securities     $91,111     $    -         -      $91,111


Proceeds from sale of available-for-sale securities were $14,540 in 1996 and $0 in 1995.


  4. INCOME TAXES

     The Company uses the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", whereby deferred income taxes are recorded based upon the difference between financial statement and tax bases of assets and liabilities. The Company has net operating loss carryforwards of approximately $405,000 that can be used through the years ending April 30, 2004 to April 30, 2010. The Company has recognized a full valuation allowance for the net operating loss carryforwards and therefore no deferred tax asset has been recognized.

     5.   STOCK OPTIONS

     In November 1991, the Company issued to officers and members of the Board of Directors options to purchase a maximum of 10,000,000 shares of common stock at a price of $.00125 per share for a period of five years. Subsequent to the year end all of these options expired.

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

     Pro Forma net income had Statement 123 been applied would not change. There is no market for the Company's stock at this time and therefore the Company believes the fair value of all outstanding options to be zero.

     6.   RELATED PARTY TRANSACTIONS

     The Company has paid or accrued management fees to a firm of which a principal, Joseph Murphy, is also an officer, director and major shareholder of the Company. These fees included $6,000 for each of the years ended April 30, 1995 and 1994, respectively.

               HARVEST CAPITAL CORPORATION AND SUBSIDIARY
           SCHEDULE 1 - MARKETABLE SECURITIES - OTHER INVESTMENTS







COL. A          COL. B           COL. C         COL. D         COL. E

NAME AND       NUMBER OF SHARES  COST OF EACH   MARKET VALUE   AMOUNT AT
ISSUER AND     OR UNITS-         ISSUE          OF EACH ISSUE  WHICH
TITLE OF       PRINCIPAL OF                     AT BALANCE     EACH PORTFOLIO
ISSUE          BONDS OR NOTES                   SHEET DATE     OF EQUITY
                                                               SECURITY ISSUE
                                                               IS CARRIED IN
                                                               THE BALANCE
                                                               SHEET

JLM Couture, Inc.
-Common Shares
(Unregistered) 39,407             59,111       39,407        39,407

JLM Couture, Inc.
-Common Shares
(Unregistered) 53,333             32,000       53,333        53,333
               92,740            $91,111      $92,740       $92,740