Form 10KSB
period 1996-04-30
HARVEST CAPITAL CORP
filed 1999-11-24
CIK 785544

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended April 30, 1996

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

     Issuer's revenues for its fiscal year ended April 30, 1996 were $35.
     The aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price of such stock in the over-the-counter market as quoted in the "Electronic Bulletin Board" on November 3, 1999 was approximately $546,000.

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


Item 3.   Legal Proceedings.

     None.


Item 4.  Submission of Matters to a Vote of Security Holders.

     During the Company's fourth fiscal quarter ended April 30, 1996, no matters were submitted to a vote of the security holders of the Company.

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


Quarter Ended               High Bid           Low Bid

   1995

July 31, 1995                   0                 0
October 31, 1995                0                 0
January 31, 1996                0                 0
April 30, 1996                  0                 0

   1996

July 31, 1996                   0                 0
October 31, 1996                0                 0
January 31, 1997                0                 0
April 30, 1997                  0                 0

   1997

July 31, 1997                   0                 0


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


Title of Document                                            Page

Report of Independent Certified                               F-1
Public Accountant

Balance Sheets as of April 30, 1996 and 1995                  F-2

Statements of Operations and Comprehensive Income             F-3
for the years ended April 30, 1996 and 1995

Statements of Stockholders' Equity for the               F-4 - F-5
years ended April 30, 1996 and 1995

Statements of Cash Flows for the years                        F-6
ended April 30, 1996 and 1995

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



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                             PART III


Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange
            Act.

  Set forth below are the names and ages of each executive officer and director of the Company, their respective positions, and periods of service:


Name                   Age               Position

Joseph L. Murphy       41               President and
                                        Director

Eve Traube             40               Executive Vice
                                        President and
                                        Director

Daniel M. Sullivan     71               Chairman of the Board
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



Section 16(a) Beneficial Ownership Reporting Compliance.

  Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater then 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended April 30, 1996, all Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% owners were compiled with.


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



Dated: November 23, 1999        s\Daniel M. Sullivan
                                Daniel M. Sullivan, Director

                            PAUL C. ROBERTS
                      Certified Public Accountant
                           600 Bedford Road
                        Pleasantville, NY 10570
                            (914) 741-1508



                     INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders
Harvest Capital Corporation


  I have audited the accompanying balance sheets of Harvest Capital Corporation, a corporation in the development stage since December 1, 1990, as of April 30, 1996 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period from inception of the development stage (December 1, 1990) to April 30, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvest Capital Corporation as of April 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, and from the period of its development stage inception (December 1, 1990) to April 30, 1996, in conformity with generally accepted accounting principles.


                                PAUL C. ROBERTS
                                Certified Public Accountant

Pleasantville, New York
September 20, 1999

                      HARVEST CAPITAL CORPORATION
                   (A Development Stage Corporation)
                            BALANCE SHEETS
                        April 30, 1996 and 1995

                                ASSETS

                                           1996            1995

Current assets:
  Cash                                  $    665        $      1

    Total current assets                     665               1

Other assets:
  Securities available for sale          201,771          92,740

    Total assets                        $202,436        $ 92,741


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses and taxes payable    $    691        $ 15,690
  Due to related party                    31,100          25,300

    Total current liabilities             31,791          40,990

Stockholder's equity:
  Preferred stock - $.0001 par value
   authorized 5,000,000 shares; issued
   and outstanding - none

  Common stock - $.0001 par value,
   authorized 300,000,000 shares:
   issued and outstanding 88,999,999
   at April 30, 1999 and 1998              8,900           8,900
  Additional paid-in capital             442,980         442,980
  Retained (deficit) - prior to
   development stage inception          (314,120)       (314,120)
  Retained (deficit) - development
   stage                                 (98,775)        (87,638)
  Unrealized gain on securities
   available-for-sale, net of taxes      131,660           1,629

    Total stockholders' equity           170,645          51,751

                                        $202,436        $ 92,741

            See accompanying notes to financial statements.

                      HARVEST CAPITAL CORPORATION
                   (A Development Stage Corporation)
                       STATEMENTS OF OPERATIONS
                        April 30, 1996 AND 1995

                                                               Cumulative
                                                               from
                                                               November 1,
                                                               1990 to
                                                               April 30,
                                1996             1995          1996

Revenues:
  Interest                  $        35      $         -      $     2,800

Costs and expenses:
  General and adminis-
   trative                  $    (1,288)     $     1,800           54,378
  Management fees -
   related party                  6,000            6,000           39,000

                                  4,712            7,800           93,378

(Loss) from operations           (4,677)          (7,800)         (90,578)

(Loss) on Sale of Stock          (6,460)               -           (6,460)

Loss before Provision for
  income taxes                  (11,137)          (7,800)         (97,038)

Provision for income
  taxes                               -                -            1,737

Net (loss)                  $   (11,137)     $    (7,800)     $   (98,775)

Net (loss) per
  common share              $         -      $         -

Weighted average
  common shares
  outstanding                88,999,999       89,999,999





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
             Shares  Par Value  Capital     Stage        Stage        for Sale  Total


Balance,
 April 30,
  1995    88,999,999  8,900     442,980    (314,120)    (87,638)      1,629    51,751

Net (loss)     -          -           -      -          (11,137)      130,031  118,894

Balance,
 April 30,
  1996    88,999,999  $8,900    $442,980   $(314,120)   $(98,775)   $131,660   $170,645



   See accompanying notes to financial statements.

                              HARVEST CAPITAL CORPORATION
                           (A Development Stage Corporation)
                              STATEMENTS OF CASH FLOWS
                          YEARS ENDED APRIL 30, 1996 AND 1995
                                                              Cumulative
                                                              from
                                                              November 1,
                                                              1990 to
                                                              April 30,
                                          1996       1995     1996
Cash flows from operating
 activities:
 Net (loss)                            $(11,137)   $ (7,800)  $ (98,775)
 Adjustments to reconcile net
  (loss) to net cash (used)
  by operating activities:
   Unrealized gain (loss) on
    securities available for sale       130,031      (1,629)    131,660
   Loss on sale of securities             6,460           -       6,460
 Changes in assets and
  liabilities:
  (Increase) in marketable
   securities                          (130,031)     (1,629)   (133,778)
  Decrease in organization
   expense                                    -           -          30
  Increase in accounts payable,
   accrued expenses and taxes           (14,999)          -     (13,536)
  Increase in amounts due to
   related party                          5,800       7,800      31,100
Net cash (used) by operating
 activities                             (13,875)          -     (76,839)

Cash flows from investing
 activities:
  Proceeds from sale of
   securities                            14,540           -      14,540

Net cash provided by
 investing activities                    14,540           -      14,540

Net increase (decrease)
 in cash and cash equivalents               664           1     (62,299)

Cash and cash equivalents,
 beginning of year                             1           1      62,964

Cash and cash equivalents,
 end of year                           $    665     $     1    $    665

Supplemental disclosures of
 cash flow information:
Cash received from interest income      $    35     $     -


                    See accompanying notes to financial statements.
            HARVEST CAPITAL CORPORATION AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS
                     APRIL 30, 1996 AND 1995

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

Investments in securities at April 30, 1996 were as follows:
                                            Gross        Gross Un-
                                 Amortized  Unrealized   realized   Fair
                                 Cost       Gains        Losses     Value

Available-for-sale securities     $70,111    $131,660        -      $201,771

Investments in securities at
 April 30, 1995 were as follows:

Available-for-sale securities     $91,111    $  1,629        -      $ 92,740

Proceeds from sale of available-for-sale securities were $14,540 in 1996 and $0 in 1995.
            HARVEST CAPITAL CORPORATION AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS
                     APRIL 30, 1996 AND 1995


  4. INCOME TAXES

     The Company uses the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", whereby deferred income taxes are recorded based upon the difference between financial statement and tax bases of assets and liabilities. The Company has net operating loss carryforwards of approximately $410,000 that can be used through the years ending April 30, 2004 to April 30, 2011. The Company has recognized a full valuation allowance for the net operating loss carryforwards and therefore no deferred tax asset has been recognized.

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




     6.   RELATED PARTY TRANSACTIONS

     The Company has paid or accrued management fees to a firm of which a principal, Joseph Murphy, is also an officer, director and major shareholder of the Company. These fees included $6,000 for each of the years ended April 30, 1996 and 1995, respectively.

               HARVEST CAPITAL CORPORATION AND SUBSIDIARY
           SCHEDULE 1 - MARKETABLE SECURITIES - OTHER INVESTMENTS




COL. A          COL. B           COL. C          COL. D           COL. E

NAME AND        NUMBER OF        COST OF EACH    MARKET VALUE     AMOUNT AT
ISSUER AND      SHARES OR        ISSUE           OF EACH ISSUE    WHICH EACH
TITLE OF ISSUE  UNITS-                           AT BALANCE       PORTFOLIO OF
                PRINCIPAL OF                     SHEET DATE       EQUITY
                BOND OR NOTES                                     SECURITY
                                                                  ISSUES AND
                                                                  EACH OTHER
                                                                  SECURITY ISSUE
                                                                  IS CARRIED IN
                                                                  THE BALANCE
                                                                  SHEET
JLM Couture, Inc.
-Common Shares
(Unregistered)  25,407          $38,111         $ 65,105          $ 65,105

JLM Couture, Inc.
-Common Shares
(Unregistered)  53,333           32,000          136,666           136,666

                78,740          $70,111         $201,771          $201,771