Form 10KSB
period 1997-04-30
HARVEST CAPITAL CORP
filed 1999-11-24
CIK 785544

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended April 30, 1997

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

     Issuer's revenues for its fiscal year ended April 30, 1997 were $14.
     The aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price of such stock in the over-the-counter market as quoted in the "Electronic Bulletin Board" on November 3, 1999 was approximately $546,000.

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


Item 3.   Legal Proceedings.

     None.


Item 4.  Submission of Matters to a Vote of Security Holders.

     During the Company's fourth fiscal quarter ended April 30, 1997, no matters were submitted to a vote of the security holders of the Company.

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


Title of Document                                            Page

Report of Independent Certified                               F-1
Public Accountant

Balance Sheets as of April 30, 1997 and 1996                  F-2

Statements of Operations and Comprehensive Income             F-3
for the years ended April 30, 1997 and 1996

Statements of Stockholders' Equity for the               F-4 - F-5
years ended April 30, 1997 and 1996

Statements of Cash Flows for the years                        F-6
ended April 30, 1997 and 1996

Notes to Financial Statements                            F-7 - F-9


  (a)(2) Financial Statement Schedules

  Schedule I. Marketable Securities - Other Investments         S-1



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

  Set forth below are the names and ages of each executive officer and director of the Company, their respective positions, and periods of service:


Name                       Age               Position

Joseph L. Murphy       42               President and
                                        Director

Eve Traube             41               Executive Vice
                                        President and
                                        Director

Daniel M. Sullivan          72               Chairman of the Board
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














N:\ANNE\HARVEST\1997-10.KSB

                            PAUL C. ROBERTS
                      Certified Public Accountant
                            600 Bedford Road
                        Pleasantville, NY 10570
                             (914) 741-1508



                      INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders
Harvest Capital Corporation


  I have audited the accompanying balance sheets of Harvest Capital Corporation, a corporation in the development stage since December 1, 1990, as of April 30, 1997 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period from inception of the development stage (December 1, 1990) to April 30, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvest Capital Corporation as of April 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, and from the period of its development stage inception (December 1, 1990) to April 30, 1997, in conformity with generally accepted accounting principles.


                                PAUL C. ROBERTS
                                Certified Public Accountant

Pleasantville, New York
September 20, 1999

                      HARVEST CAPITAL CORPORATION
                   (A Development Stage Corporation)
                             BALANCE SHEETS
                        April 30, 1997 and 1996

                                 ASSETS

                                           1997            1996

Current assets:
  Cash                                  $    570        $    665

    Total current assets                     570             665

Other assets:
  Securities available for sale          374,015         201,771

    Total assets                        $374,015        $202,436


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses and taxes payable    $    691             691
  Due to related party                    38,900          31,100

    Total current liabilities             39,591          31,791

Stockholder's equity:
  Preferred stock - $.0001 par value
   authorized 5,000,000 shares; issued
   and outstanding - none

  Common stock - $.0001 par value,
   authorized 300,000,000 shares:
   issued and outstanding 88,999,999
   at April 30, 1997 and 1996              8,900           8,900
  Additional paid-in capital             442,980         442,980
  Retained (deficit) - prior to
   development stage inception          (314,120)       (314,120)
  Retained (deficit) - development
   stage                                (106,670)        (98,775)
  Unrealized gain on securities
   available-for-sale, net of taxes      303,904         131,660

    Total stockholders' equity           334,994         170,645

                                        $374,585        $202,436

            See accompanying notes to financial statements.

                    HARVEST CAPITAL CORPORATION
                   (A Development Stage Corporation)
                      STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE INCOME
                        April 30, 1997 AND 1996


                                                               Cumulative
                                                               from
                                                               November 1,
                                                               1990 to
                                                               April 30,
                                1997             1996          1997

Revenues:
  Interest                  $        14      $        35      $     2,814

Costs and expenses:
  General and adminis-
   trative                  $     1,909           (1,288)          56,287
  Management fees -
   related party                  6,000            6,000           45,000

                                  7,909            4,712          101,287

(Loss) from operations           (7,895)          (4,677)         (98,473)

(Loss) on Sale of Stock               -           (6,460)          (6,460)

(Loss) before provision
  for income taxes               (7,895)         (11,137)        (104,993)

Provision for income
  taxes                               -                -            1,737

Net (loss)                  $    (7,895)     $   (11,137)     $  (106,670)

Net (loss) per
  common share              $         -      $         -

Weighted average
  common shares
  outstanding                88,999,999       88,999,999



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
             Shares  Par Value  Capital    Stage        Stage        for Sale  Total

Balance,
 April 30,
  1990    88,999,999  $8,900    $442,980   $ (306,891)  $     -      $     -   $135,723

Net (loss)
  5/1/90 to
  10/31/90     -          -         -         (7,229)     (2,037)          -   (7,229)

Net (loss)
  11/1/90 to
  4/30/91      -          -         -             -       (2,037)          -   (2,037)

Balance,
 April 30,
  1991     88,999,999    8,900     442,980    (314,120)   (2,037)          -   135,723

Net (loss)     -          -          -            -       (38,055)         -   (38,055)

Balance,
 April 30,
  1992     88,999,999    8,900     442,980    (314,120)   (40,092)         -   97,668

Net (loss)     -          -           -           -       (28,700)         -   (28,700)

Balance,
 April 30,
  1993     88,999,999    8,900     442,980    (314,120)   (68,792)        -    68,968

Net (loss)     -          -           -           -       (11,046)        -    (11,046)

Balance,
 April 30,
  1994     88,999,999    8,900     442,980    (314,120)   (79,838)        -    57,922

Net (loss)     -          -           -           -       (7,800)         -    (6,171)

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
             Shares  Par Value  Capital     Stage        Stage        for Sale  Total


Balance,
 April 30,
  1995    88,999,999  8,900     442,980     (314,120)    (87,638)     1,629     51,751

Net (loss)    -          -           -         -         (11,137)     (130,031) 118,894

Balance,
 April 30,
  1996    88,999,999  8,900     442,980     (314,120)   (98,775)      131,660   170,645
Net (loss)    -          -           -         -         (7,895)      172,244   164,349

Balance,
 April 30,
  1997    88,999,999   $8,900   $442,980    (314,120)    (106,670)   303,904    334,994




 See accompanying notes to financial statements.

                              HARVEST CAPITAL CORPORATION
                           (A Development Stage Corporation)
                              STATEMENTS OF CASH FLOWS
                          YEARS ENDED APRIL 30, 1997 AND 1996
                                                              Cumulative
                                                              from
                                                              November 1,
                                                              1990 to
                                                              April 30,
                                          1997        1996    1997
Cash flows from operating
 activities:
 Net (loss)                            $ (7,895)  $ (11,137)   $(106,670)
 Adjustments to reconcile net
  (loss) to net cash (used)
  by operating activities:
   Unrealized gain on
    securities available for sale       172,244     130,031      303,904
   Loss on sale of securities                 -       6,460        6,460
 Changes in assets and
  liabilities:
  (Increase) in marketable
   securities                          (172,244)   (130,031)    (306,022)
  Decrease in organization
   expense                                    -           -           30
  Increase (decrease) in
   accounts payable, accrued
   expenses and taxes                         -     (14,999)     (13,536)
  Increase in amounts due to
   related party                          7,800       5,800       38,900
Net cash (used) by operating
 activities                                 (95)    (13,876)     (76,934)

Cash flows from investing
 activities:
  Proceeds from sale of
   securities                                 -      14,540       14,540

Net cash provided by
 investing activities                         -      14,540       14,540

Net increase (decrease)
 in cash and cash equivalents               (95)        664      (62,394)

Cash and cash equivalents,
 beginning of year                          665           1       62,964

Cash and cash equivalents,
 end of year                           $    570    $    665    $     570

Supplemental disclosures of
 cash flow information:
Cash received from interest income     $     14    $     35

                    See accompanying notes to financial statements.
            HARVEST CAPITAL CORPORATION AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS
                     APRIL 30, 1998 AND 1997

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

Investments in securities at April 30, 1997 were as follows:
                                             Gross       Gross Un-
                                 Amortized   Unrealized  realized   Fair
                                 Cost        Gains       Losses     Value

Available-for-sale securities    $70,111     $303,904         -     $374,015

Investments in securities at
 April 30, 1996 were as follows:

Available-for-sale securities    $70,111     $131,660         -     $201,771

Proceeds from sale of available-for-sale securities were $0 in 1997 and $14,540 in 1996.
            HARVEST CAPITAL CORPORATION AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS
                     APRIL 30, 1997 AND 1996



     4. INCOME TAXES

     The Company uses the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", whereby deferred income taxes are recorded based upon the difference between financial statement and tax bases of assets and liabilities. The Company has net operating loss carryforwards of approximately $420,000 that can be used through the years ending April 30, 2004 to April 30, 2012. The Company has recognized a full valuation allowance for the net operating loss carryforwards and therefore no deferred tax asset has been recognized.

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




     6.   RELATED PARTY TRANSACTIONS

     The Company has paid or accrued management fees to a firm of which a principal, Joseph Murphy, is also an officer, director and major shareholder of the Company. These fees included $6,000 for each of the years ended April 30, 1997 and 1996, respectively.

             HARVEST CAPITAL CORPORATION AND SUBSIDIARY
           SCHEDULE 1 - MARKETABLE SECURITIES - OTHER INVESTMENTS


COL. A          COL. B            COL. C          COL. D        COL. E

NAME AND        NUMBER OF SHARES  COST OF EACH    MARKET VALUE   AMOUNT AT
ISSUER AND      OR UNITS-         ISSUE           OF EACH ISSUE  WHICH
TITLE OF ISSUE  PRINCIPAL OF                      AT BALANCE     EACH SECURITY
                BONDS OR NOTES                    SHEET DATE     ISSUES AND
                                                                 EACH OTHER
                                                                 SECURITY ISSUE
                                                                 IS CARRIED IN
                                                                 THE BALANCE
                                                                 SHEET
JLM Couture, Inc.
-Common Shares
(Unregistered)    25,40 7        $38,111        $120,683         $120,683

JLM Couture, Inc.
-Common Shares
(Unregistered)    53,333          32,000         253,332          253,332

                  78,740          $70,111       $374,015         $374,015