Form 10KSB
period 1998-04-30
HARVEST CAPITAL CORP
filed 1999-11-24
CIK 785544

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended April 30, 1998

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

     Issuer's revenues for its fiscal year ended April 30, 1998 were $11.
     The aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price of such stock in the over-the-counter market as quoted in the "Electronic Bulletin Board" on November 3, 1999 was approximately $546,000.

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


Title of Document                                            Page

Report of Independent Certified                               F-1
Public Accountant

Balance Sheets as of April 30, 1998 and 1997                  F-2

Statements of Operations and Comprehensive Income             F-3
for the years ended April 30, 1998 and 1997

Statements of Stockholders' Equity for the               F-4 - F-5
years ended April 30, 1998 and 1997

Statements of Cash Flows for the years                        F-6
ended April 30, 1998 and 1997

Notes to Financial Statements                            F-7 - F-9


  (a)(2) Financial Statement Schedules

  Schedule I. Marketable Securities - Other Investments         S-1



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

  Set forth below are the names and ages of each executive officer and director of the Company, their respective positions, and periods of service:


Name                       Age               Position

Joseph L. Murphy       43               President and
                                        Director

Eve Traube             42               Executive Vice
                                        President and
                                        Director

Daniel M. Sullivan          73               Chairman of the Board
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

Section 16(a) Beneficial Ownership Reporting Compliance.

  Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater then 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended April 30, 1998, all Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% owners were compiled with.


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













N:\ANNE\HARVEST\1998-10.KSB

                            PAUL C. ROBERTS
                      Certified Public Accountant
                            600 Bedford Road
                        Pleasantville, NY 10570
                             (914) 741-1508



                      INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders
Harvest Capital Corporation


  I have audited the accompanying balance sheets of Harvest Capital Corporation, a corporation in the development stage since December 1, 1990, as of April 30, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period from inception of the development stage (December 1, 1990) to April 30, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvest Capital Corporation as of April 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, and from the period of its development stage inception (December 1, 1990) to April 30, 1998, in conformity with generally accepted accounting principles.


                                PAUL C. ROBERTS
                                Certified Public Accountant

Pleasantville, New York
September 20, 1999

                      HARVEST CAPITAL CORPORATION
                   (A Development Stage Corporation)
                             BALANCE SHEETS
                        April 30, 1998 and 1997

                                 ASSETS

                                           1998            1997

Current assets:
  Cash                                  $    471        $    570

    Total current assets                     471             570

Other assets:
  Securities available for sale          285,432         374,015

    Total assets                        $285,903        $202,436


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses and taxes payable    $    691        $    691
  Due to related party                    46,700          38,900

    Total current liabilities             47,391          39,591

Stockholder's equity:
  Preferred stock - $.0001 par value
   authorized 5,000,000 shares; issued
   and outstanding - none

  Common stock - $.0001 par value,
   authorized 300,000,000 shares:
   issued and outstanding 88,999,999
   at April 30, 1999 and 1998              8,900           8,900
  Additional paid-in capital             442,980         442,980
  Retained (deficit) - prior to
   development stage inception          (314,120)       (314,120)
  Retained (deficit) - development
   stage                                (114,569)       (106,670)
  Unrealized gain on securities
   available-for-sale, net of taxes      215,321         303,904

    Total stockholders' equity           238,512         334,994

                                        $285,903        $374,585

            See accompanying notes to financial statements.

                      HARVEST CAPITAL CORPORATION
                   (A Development Stage Corporation)
                      STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE INCOME
                        April 30, 1998 AND 1997

                                                               Cumulative
                                                               from
                                                               November 1,
                                                               1990 to
                                                               April 30,
                                1998             1997          1998

Revenues:
  Interest                  $        11      $        14      $     2,825

Costs and expenses:
  General and adminis-
   trative                  $     1,910      $     1,909           58,197
  Management fees -
   related party                  6,000            6,000           51,000

                                  7,910            7,909          109,197

(Loss) from operations           (7,899)          (7,895)        (106,372)

(Loss) on Sale of Stock               -                -           (6,400)

Loss before Provision for
  income taxes                   (7,899)          (7,895)        (112,832)

Provision for income
  taxes                               -                -            1,737

Net (loss)                  $    (7,899)     $   (11,137)     $   114,569

Other Comprehensive income
  Unrealized gain (loss)
   on securities                (88,583)               -

Total Comprehensive Income
  (loss)                    $   (96,482)     $         -

Net (loss) per
  common share              $         -      $         -

Weighted average
  common shares
  outstanding                88,999,999       89,999,999

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
                                                Accumulated      Accumulated    Unrealized
                                                Deficit          Deficit        Gains on
                                  Additional Prior to    During      Securities
                Common Stock      Paid In    Development Development Available
             Shares    Par Value  Capital    Stage       Stage       for Sale  Total
Balance,
 April 30,
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

                                          HARVEST CAPITAL CORPORATION
                                       (A Development Stage Corporation)
                                   STATEMENTS OF STOCKHOLDERS' EQUITY (CONT'D)

                                           Accumulated Accumulated  Unrealized
                                           Deficit     Deficit      Gains on
                                Additional Prior to    During       Securities
                Common Stock    Paid In    Development Development  Available
             Shares  Par Value  Capital    Stage       Stage        for Sale  Total
Balance,
 April 30,
  1995     88,999,999  8,900    442,980    (314,120)   (87,638)    1,629      51,751

Net (loss)     -          -         -           -      (11,137)      -        (11,137)
Unrealized Gain
 -Securities   -          -         -           -           -      130,031    130,031

Balance,
 April 30,
  1996     88,999,999  8,900    442,980     (314,120)  (98,775)    131,660    170,645

Net (loss)     -          -         -            -     (7,895)       -        (7,895)
Unrealized Gain
 -Securities   -          -         -            -         -       172,244    172,244

Balance,
 April 30,
  1997     88,999,999  8,900    442,980     (314,120)  (106,670)   303,904    334,994

Net (loss)     -          -         -            -     (7,899)        -       (7,899)
Unrealized (loss)
 -Securities   -          -         -            -        -        (88,583)   (88,583)

Balance,
 April 30,
  1998     88,999,999   $8,900   $442,980   $(314,120) $(114,569)  $215,321   $238,512




See accompanying notes to financial statements.

                          HARVEST CAPITAL CORPORATION
                           (A Development Stage Corporation)
                              STATEMENTS OF CASH FLOWS
                          YEARS ENDED APRIL 30, 1998 AND 1997
                                                              Cumulative
                                                              from
                                                              November 1,
                                                              1990 to
                                                              April 30,
                                          1998       1997     1998
Cash flows from operating
 activities:
 Net (loss)                            $ (7,899)   $ (7,895) $(114,569)
 Adjustments to reconcile net
  (loss) to net cash (used)
  by operating activities:
   Unrealized gain (loss) on
    securities available for sale       (88,583)    172,244    215,321
   Loss on sale of securities                 -           -      6,460
 Changes in assets and
  liabilities:
  (Increase) decrease in
   marketable securities                 88,583    (172,744)  (217,439)
  Decrease in organization
   expense                                    -           -         30
  Increase (decrease) in
   accounts payable, accrued
   expenses and taxes                         -           -    (13,536)
  Increase in amounts due to
   related party                          7,800       7,800     46,700
Net cash (used) by operating
 activities                                 (99)        (95)   (77,033)

Cash flows from investing
 activities:
  Proceeds from sale of
   securities                                 -           -     14,540

Net cash provided by
 investing activities                         -           -     14,540

Net increase (decrease)
 in cash and cash equivalents               (99)        (95)   (62,493)

Cash and cash equivalents,
 beginning of year                          570         665     62,964

Cash and cash equivalents,
 end of year                            $   471     $   570   $    471

Supplemental disclosures of
 cash flow information:
Cash received from interest income      $    11     $    14

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


Investments in securities at April 30, 1998 were as follows:

                                             Gross        Gross Un-
                                 Amortized   Unrealized   realized   Fair
                                 Cost        Gains        Losses     Value

Available-for-sale securities     $70,111       -          88,583    285,432

Investments in securities at
 April 30, 1997 were as follows:

Available-for-sale securities     $70,111     303,904           -    374,015

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

   4. INCOME TAXES

     The Company uses the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", whereby deferred income taxes are recorded based upon the difference between financial statement and tax bases of assets and liabilities. The Company has net operating loss carryforwards of approximately $428,000 that can be used through the years ending April 30, 2004 to April 30, 2013. The Company has recognized a full valuation allowance for the net operating loss carryforwards and therefore no deferred tax asset has been recognized.

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



     6.   RELATED PARTY TRANSACTIONS

     The Company has paid or accrued management fees to a firm of which a principal, Joseph Murphy, is also an officer, director and major shareholder of the Company. These fees included $6,000 for each of the years ended April 30, 1998 and 1997, respectively.

               HARVEST CAPITAL CORPORATION AND SUBSIDIARY
           SCHEDULE 1 - MARKETABLE SECURITIES - OTHER INVESTMENTS







COL. A           COL. B          COL. C         COL. D          COL. E

NAME AND         NUMBER OF       COST OF        MARKET VALUE    AMOUNT AT WHICH
ISSUER AND       SHARES OR       EACH ISSUE     OF EACH ISSUE   EACH PORTFOLIO
TITLE OF ISSUE   UNITS-                         AT BALANCE      OF EQUITY
                 PRINCIPAL OF                   SHEET DATE      SECURITY ISSUES
                 BOND OR NOTES                                  AND EACH OTHER
                                                                SECURITY ISSUE
                                                                IS CARRIED IN
                                                                THE BALANCE
                                                                SHEET
JLM Couture, Inc.
-Common Shares
(Unregistered)   25,407           38,111        92,100          92,100

JLM Couture, Inc.
-Common Shares
(Unregistered)   53,333           32,000        193,332        193,332

                 78,740          $70,111       $285,432       $285,432