Form 10QSB
period 1999-07-31
HARVEST CAPITAL CORP
filed 1999-11-24
CIK 785544

UNITES STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

                                OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .

Commission file number 0-19000

                     HARVEST CAPITAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware                                   13-3334512
(State or other jurisdiction of           (IRS Employer)
incorporation or organization)             Identification No.)

         225 West 37th Street, New York, New York 10018

                          (212) 819-1066
      Registrant's telephone number, (including area code)


(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 23, 1999, there were 89,999,999 shares of common stock, par value $.0001 per share.

    Transitional small business disclosure format (check one)

Yes            No   X

                          Page 1 of 10.

                    There is no Exhibit Index.

                              INDEX





                                                             Page
Part I.  Financial Information:


  Item 1.  Financial Statements.

     Balance Sheets at July 31, 1999 and
       April 30, 1999                                         3-4

     Statements of Operations for the three
       months ended July 31, 1999 and 1998                      5

     Statements of Cash Flows for the
       three months ended July 31, 1999 and 1998                6

     Notes to Financial Statements                              7


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operation.        7-8


Part II.  Other Information:


  Item 6. Exhibits and Reports on Form 8-K.                     9

     Signature                                                 10


















                     PART I. FINANCIAL INFORMATION

                     HARVEST CAPITAL CORPORATION
                           BALANCE SHEETS

                               ASSETS




                                            July 31,      April 30,
                                              1999          1999
                                           (Unaudited)


Current assets:
 Cash                                      $      331    $      359

    Total current assets                          331           359

Other assets:
 Securities available for sale                157,480       157,480

                                           $  157,811    $  157,839











            See accompanying notes to financial statements.

                     HARVEST CAPITAL CORPORATION
                           BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' EQUITY




                                           July 31,      April 30,
                                             1999          1999
                                          (Unaudited)

Current liabilities
  Accrued expenses and
    taxes payable                               691            691
 Due to related party                        56,450         54,500

  Total current liabilities                  57,141         55,190

Shareholders' equity
  Preferred stock - $.0001 par value,
  authorized 5,000,000 shares; issued
  and outstanding- none                           -              -

  Common stock - $.0001 par value,
  authorized 300,000,000 shares;
  issued 89,999,999 at July 31, 1999
  and April 30, 1999;                         8,900          8,900
  Additional paid-in capital                442,980        442,980
  Retained (Deficit)-prior to
   development stage                       (314,120)      (314,120)
  Retained stage (Deficit)-
   development stage                       (124,459)      (122,481)

  Unrealized gain on securities
   available for sale, net of taxes          87,369         87,369

      Total stockholders' equity            100,670        102,648

                                         $  157,811     $  157,839




      See accompanying notes to consolidated financial statements

                        HARVEST CAPITAL CORPORATION
                          STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS ENDED JULY 31, 1999 AND 1998
                                (Unaudited)




                                                THREE MONTHS ENDED
                                                      JULY 31,
                                                1999          1998



Revenues:
 Interest                                    $        2    $        3

Costs and expenses:
 General and administrative                       1,980         1,980

(Loss) from operations
 before income taxes                             (1,978)       (1,977)

Provision for taxes                                   -             -

Net (loss)                                   $   (1,978)   $   (1,977)

Net (loss) per share:                        $        -    $        -
















              See accompanying notes to financial statements.

                        HARVEST CAPITAL CORPORATION
                         STATEMENTS OF CASH FLOWS





                                                       THREE MONTHS ENDED
                                                            JULY 31,
                                                         1999      1998


Cash Flows from Operating Activities
 Net (loss)                                         $   (1,978) $ (1,977)
Adjustments to reconcile net (loss)
 to net cash used in operations:
   Changes in operating assets and liabilities
     accrued expenses and taxes                          1,950     1,950

Net Cash (used in) Operating Activities                    (28)      (27)

(Decrease) in cash                                         (28)      (27)
Cash-Beginning of period                                   359       471

Cash-End of period                                  $      331  $    444












              See accompanying notes to financial statements.

                  HARVEST CAPITAL CORPORATION
                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)


Note 1.


     The balance sheets as of July 31, 1999, the statements of operations for the three month periods ended July 31, 1999 and 1998 and the statements of cash flows for the three month periods ended July 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of July 31, 1999 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for its fiscal year ended April 30, 1999 which was filed with the Securities and Exchange Commission.


Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.


Results of Operations

Liquidity and Capital Resources

     The Company had limited operations in both periods and lost
$1,978 for the three months ended July 31, 1999 and $1,977 for the same period in the prior year.


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



Recent Accounting Pronouncements

     In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This standard establishes requirements for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The objective of this statement is to report a measure of all changes in equity of a company that result from transactions and other economic events in the period other than transactions with owners. This standard is effective for the Company's fiscal year beginning November 1, 1998. The Company does not have any transactions other than with owners. As such, disclosure of comprehensive income is not necessary. As this statement relates solely to disclosure provisions, the Company believes that the adoption of this standard will not have an effect on its financial position or results of operations.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS 131"). This pronouncement establishes standards for companies to report information about operating segments in financial statements based on the approach that management utilizes to organize the segments within the company for management reporting and decision making. In addition, SFAS No. 131 requires that companies report disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for the Company's fiscal year beginning November 1, 1998. Financial statement disclosures for prior periods are required to be restated. As this statement relates solely to disclosure provisions, the Company believes that the adoption of this statement will not have an effect on its financial position or results of operations.


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


                   PART II.   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     3.1 Articles of Incorporation of the Company, incorporated by reference to Form S-18 Registration Statement No. 33-2034-NY (the "Registration Statement").

     3.2  The Company's By-Laws are incorporated by reference to
          Exhibit 6 of the Registration Statement.

     27   Financial Data Schedule.


(b)  Reports on Form 8-K.

     None.

                            SIGNATURE



     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HARVEST CAPITAL CORPORATION
                                   Registrant



                                   By:s/Joseph L. Murphy
                                      Joseph L. Murphy, President
                                      (Duly authorized officer)

Dated: November 23, 1999






























N:\ANNE\HARVEST\10QSB.J99