Form 10QSB
period 2000-01-31
HARVEST CAPITAL CORP
filed 2000-03-15
CIK 785544

UNITES STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

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

Yes   X        No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 13, 2000, there were 89,999,999 shares of common stock, par value $.0001 per share.

    Transitional small business disclosure format (check one)

Yes            No   X

                           Page 1 of 9

                    There is no Exhibit Index.
                              INDEX





                                                             Page
Part I.  Financial Information:


  Item 1.  Financial Statements.

     Balance Sheets at January 31, 2000 and
       April 30, 1999                                           3

     Statements of Operations and Comprehensive
       Income for the nine months ended
       January 31, 2000 and 1999                                4

     Statements of Cash Flows for the
       nine months ended January 31, 2000
       and 1999                                                 5

     Notes to Financial Statements                              6


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operation.       6-7


Part II.  Other Information:


  Item 6. Exhibits and Reports on Form 8-K.                     8


     Signature                                                  9

                   HARVEST CAPITAL CORPORATION
                (A Development Stage Corporation)
                          BALANCE SHEETS
                           (Unaudited)

                              ASSETS

                                      January 31,       April 30,
                                         2000             1999

Current assets:
  Cash                                  $    274        $    359

    Total current assets                     274             359

Other assets:
  Securities available for sale          157,480         157,480

    Total assets                        $157,754        $157,839


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses and taxes payable    $    691        $    691
  Due to related party                    60,350          54,500

    Total current liabilities             61,041          55,191

Stockholder's equity:
  Preferred stock - $.0001 par value
   authorized 5,000,000 shares; issued
   and outstanding - none

  Common stock - $.0001 par value,
   authorized 300,000,000 shares:
   issued and outstanding 88,999,999
   at April 30, 1999 and 1998              8,900           8,900
  Additional paid-in capital             442,980         442,980
  Retained (deficit) - prior to
   development stage inception          (314,120)       (314,120)
  Retained (deficit) - development
   stage                                (128,416)       (122,481)
  Unrealized gain on securities
   available-for-sale, net of taxes       87,369          87,369

    Total stockholders' equity            96,713         102,648

                                        $157,754        $157,839

         See accompanying notes to financial statements.

                        HARVEST CAPITAL CORPORATION
                     (A Development Stage Corporation)
                        STATEMENTS OF OPERATIONS AND
                            COMPREHENSIVE INCOME
                                (Unaudited)


                                         (Unaudited)
                                      Nine Months Ended
                                         January 31,
                                       2000         1999

Revenues:
  Interest                         $         5  $         6

Costs and expenses:
  General and adminis-
   trative                         $     1,440  $     1,430
  Management fee -
   related party                         4,500        4,500

                                         5,940        5,930

(Loss) from operations                   5,935        5,924

Provision for income taxes                   -            -

Net(Loss)                               (5,935)      (5,924)

Other Comprehensive income
 Unrealized (loss) on
  securites                                  -        1,214

Total Comprehensive (loss)              (5,935)      (4,710)

Net (loss) per common
  share                            $         -  $         -

Weighted average
  common shares
  outstanding                       88,999,999   88,999,999




              See accompanying notes to financial statements.

HARVEST CAPITAL CORPORATION
                     (A Development Stage Corporation)
                        STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                           Nine Months Ended
                                              January 31,
                                           2000          1999
Cash flows from operating
 activities:
 Net (loss)                             $  (5,935)     $ (5,924)
 Adjustments to reconcile net
  (loss) to net cash (used)
  by operating activities:
   Unrealized gain (loss) on
    securities available for sale               -         1,214
 Loss on sale of securities                     -             -
 Changes in assets and
  liabilities:
  (Increase) decrease in
   marketable securities                        -        (1,214)
  Decrease in organization
   expense                                      -             -
  Increase (decrease) in
   accounts payable, accrued
   expenses and taxes                           -             -
  Increase in amounts due to
   related party                            5,850         5,850
Net cash (used) by operating
 activities                                   (85)          (74)

Cash flows from investing
 activities:
  Proceeds from sale of
   securities                                   -             -

Net cash provided by
 investing activities                           -             -

Net increase (decrease)
 in cash and cash equivalents                 (85)          (74)

Cash and cash equivalents,
 beginning of year                            359           471

Cash and cash equivalents,
 end of year                              $   274        $  397

Supplemental disclosures of
 cash flow information:
Cash received from interest income        $     5        $    6

                   See accompanying notes to financial statements.
                  HARVEST CAPITAL CORPORATION
                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)


Note 1.


The balance sheets as of January 31, 2000 and April 31, 1999, the statements of operations and comprehensive income for the nine months ended January 31, 2000 and 1999 and the statements of cash flows for the nine month periods ended January 31, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of January 31, 2000 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

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


Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations.


Results of Operations

Liquidity and Capital Resources

The Company had limited operations in both periods and lost $5,935 for the nine months ended January 31, 2000 and $5,924 for the same period in the prior year.


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

Dated: March 13, 2000