Form 10KSB
period 2000-04-30
HARVEST CAPITAL CORP
filed 2000-08-14
CIK 785544

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended April 30, 2000

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

     Issuer's revenues for its fiscal year ended April 30, 2000 were $5.
     The aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price of such stock in the over-the-counter market as quoted in the "Electronic Bulletin Board" on August 8, 2000 was approximately $3,400,000.

     As of August 8, 2000, issuer had 88,999,999 shares of its common stock, par value $0.001 outstanding.

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


Item 3.   Legal Proceedings.

     None.


Item 4.  Submission of Matters to a Vote of Security Holders.

     During the Company's fourth fiscal quarter ended April 30, 2000, no matters were submitted to a vote of the security holders of the Company.

                             PART II


Item 5.  Market For Common Equity and Related Stockholder Matters.

     The Common Stock is traded in the over-the-counter market and has been quoted on the "Electronic Bulletin Board" since March 22, 1986. There is a very limited public market for the Common Stock. As of August 8, 2000, 88,999,999 shares of common stock were outstanding.

     The following table sets forth, for the respective periods indicated, the high and low bid quotations for Common Stock. The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.


Quarter Ended               High Bid           Low Bid


   1998

July 31, 1998                   0                 0
October 31, 1998                0                 0
January 31, 1999                0                 0
April 30, 1999                  0                 0

   1999

July 31, 1999                  .01                0
October 31, 1999                0                 0
January 31, 2000               .05                0
April 30, 2000                 .31                0

   2000

July 31, 2000                  .07                0
Through August 8, 2000         .06               .03


     No dividends have been paid on the Common Stock and the Company does not anticipate paying dividends in the foreseeable future.

     At August 8, 2000, there were approximately 239 holders of record of the Company's securities. The Company believes that it has more shareholders since many of its shares are held in "street" name.

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

Item 7.   Financial Statements.


     The financial statements and supplementary data are included on pages F-1 through F-10 hereof.


(a)(1)    Financial Statements

     The following Financial Statements are filed as part of this report.


Title of Document                                            Page

Report of Trochiano & Daszkowski LLP, Independent             F-1
Auditor

Report of Paul C. Roberts, C.P.A., Independent                F-2
Public Accountant

Balance Sheets as of April 30, 2000 and 1999                  F-3

Statements of Operations and Comprehensive Income             F-4
for the years ended April 30, 2000 and 1999

Statements of Stockholders' Equity for the               F-5 - F-6
years ended April 30, 2000 and 1999

Statements of Cash Flows for the years                        F-7
ended April 30, 2000 and 1999

Notes to Financial Statements                            F-8 - F-10


  (a)(2) Financial Statement Schedules

  Schedule I. Marketable Securities - Other Investments         S-1



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


  Set forth below are the names and ages of each executive officer and director of the Company, their respective positions, and periods of service:


Name                       Age          Position

Joseph L. Murphy            46          President and
                                        Director

Eve Traube                  44          Executive Vice
                                        President and
                                        Director

Daniel M. Sullivan          76          Chairman of the Board
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


Item 10.  Executive Compensation.

Cash Compensation.

  During the fiscal year ended April 30, 2000 ("Fiscal 2000"), no executive officer received cash compensation from the Company and no executive officer received any personal benefits. See Item
12. "Certain Relationships and Related Transactions."


Item 11. Security Ownership of Certain Beneficial Owners and Management.

  The following table sets forth as of August 8, 2000 the number of shares of the Common Stock held by each person who held of record or was known by the Company to own beneficially more than 5% of the Common Stock, the name and shareholdings of each director and all officers and directors as a group.


Name and Address of        Amount and Nature of          Percent of
Beneficial Owner           Beneficial Ownership(1)         Class


Joseph L. Murphy           19,600,000                    22.0%
1375 Broadway
New York, NY  10018

Eve Traube                  8,500,000(2)                  9.6%
Sheldon Traube
624 Avenue O
Brooklyn, NY 11230

Daniel M. Sullivan          1,500,000                    1.7%

Julie Nagel                 5,000,000                    5.6%
4309 Sawyer
Chicago, IL  60618

All Officers and
 Directors                 29,600,000                   33.2%
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


Item 12.  Certain Relationships and Related Transactions.

  Mr. Murphy, the Company's President, does not receive a salary from the Company. He receives an administrative fee of $6,000 per year for providing management and consulting services and providing
office space to the Company.   These fees have been accrued and not
paid. As of April 30, 2000, Mr. Murphy is owed an aggregate of $60,500 of such fees.


Item 13.  Exhibits and Reports on Form 8-K.


(a)    Exhibits

3.1 Articles of Incorporation of the Company, incorporated by reference to Form S-18 Registration Statement No. 33-2034-NY (the "Registration Statement").

3.2 By-Laws of the Company incorporated by reference to Exhibit 6 of the Registration Statement.

23     Consent of Trochiano & Daszkowski LLP dated August 11, 2000.

23.1   Consent of Paul C. Roberts, C.P.A. dated August 11, 2000.

27     Financial Data Schedule.


(b)    Reports on Form 8-K

  During the last quarter of the fiscal year ended April 30, 2000, the Company filed no reports on Form 8-K.


                           SIGNATURES


  In accordance with Section 13 or 15(d) of the Exchange Act the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                HARVEST CAPITAL CORPORATION




Dated: August 14, 2000             By:s\Joseph L. Murphy
                                   Joseph L. Murphy, President



  In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: August 14, 2000               s\Joseph L. Murphy
                                     Joseph L. Murphy, President and
                                     Director (Principal Executive,
                                     Accounting, and Financial
                                     Officer)



Dated: August 14, 2000               s\Daniel M. Sullivan
                                     Daniel M. Sullivan, Director

                    TROCHIANO & DASZKOWSKI LLP
                         1303 Clove Road
                     Staten Island, NY 10301

                   INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders of:
Harvest Capital Corporation, New York, NY


We have audited the accompanying balance sheet of Harvest Capital Corporation, a corporation in the development stage since December 1, 1990, as of April 30, 2000 and the related statements of income, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of Harvest Capital Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Harvest Capital Corporation as of April 30, 1999, were audited by other auditors whose report expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvest Capital Corporation as of April 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/Trochiano & Daszkowski LLP
Trochiano & Daszkowski LLP
Staten Island, NY
July 11, 2000





                        PAUL C. ROBERTS
                  Certified Public Accountant
                        600 Bedford Road
                    Pleasantville, NY 10570
                         (914) 741-1508


                   INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Harvest Capital Corporation


  I have audited the accompanying balance sheet of Harvest
Capital Corporation, a corporation in the development stage since December 1, 1990, as of April 30, 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period from inception of the development stage (December 1, 1990) to April 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

  I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvest Capital Corporation as of April 30, 1999, and the results of its operations and its cash flows for the year then ended, and from the period of its development stage inception (December 1, 1990) to April 30, 1999, in conformity with generally accepted accounting principles.


                                /s/PAUL C. ROBERTS
                                Certified Public Accountant

Pleasantville, New York
September 20, 1999


                   HARVEST CAPITAL CORPORATION
                (A Development Stage Corporation)
                          BALANCE SHEETS
                     April 30, 2000 and 1999

                                ASSETS

                                           2000            1999

Current assets:
  Cash                                  $    234        $    359

    Total current assets                     234             359

Other assets:
  Securities available for sale          172,244         157,480

    Total assets                        $172,478        $157,839


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses and taxes payable    $    691        $    691
  Due to related party                    62,300          54,500

    Total current liabilities             62,991          55,191

Stockholder's equity:
  Preferred stock - $.0001 par value
   authorized 5,000,000 shares; issued
   and outstanding - none

  Common stock - $.0001 par value,
   authorized 300,000,000 shares:
   issued and outstanding 88,999,999
   at April 30, 1999 and 1998              8,900           8,900
  Additional paid-in capital             442,980         442,980
  Retained (deficit) - prior to
   development stage inception          (314,120)       (314,120)
  Retained (deficit) - development
   stage                                (130,406)       (122,481)

  Unrealized gain on securities
   available-for-sale, net of taxes      102,133          87,369

    Total stockholders' equity           109,487         102,648

                                        $172,478        $157,839

         See accompanying notes to financial statements.



                HARVEST CAPITAL CORPORATION
                (A Development Stage Corporation)
                   STATEMENTS OF OPERATIONS AND
                       COMPREHENSIVE INCOME
                     April 30, 2000 AND 1999


                                                               Cumulative
                                                               from
                                                               November 1,
                                                               1990 to
                                                               April 30,
                                2000             1999          2000

Revenues:
  Interest                  $         5      $         8      $        13

Costs and expenses:
  General and adminis-
   trative                  $     1,930      $     1,920            3,850

  Management fees -
   related party                  6,000            6,000           12,000

                                  7,930            7,920           15,850

(Loss) from operations           (7,925)          (7,912)         (15,837)

(Loss) on Sale of Stock               -                -                -

Provision for income
  taxes                               -                -                -

Net (loss)                  $    (7,925)     $    (7,912)     $   (15,837)

Other Comprehensive income
  Unrealized gain (loss)
   on securities                 14,764         (127,952)        (113,188)

Total Comprehensive Income
  (loss)                    $     6,839      $  (135,864)     $  (129,025)

Net (loss) per
  common share              $         -      $         -

Weighted average
  common shares
  outstanding                88,999,999       88,999,999


See accompanying notes to financial statements.



                                          HARVEST CAPITAL CORPORATION
                                       (A Development Stage Corporation)
                                      STATEMENTS OF STOCKHOLDERS' EQUITY
                                               Accumulated    Accumulated   Unrealized
                                               Deficit        Deficit       Gains on
                                   Additional  Prior to       During        Securities
                   Common Stock    Paid In     Development    Development   Available
                Shares  Par Value  Capital     Stage          Stage         for Sale      Total
Balance,
 April 30,
  1990       88,999,999  $8,900   $442,980    $ (306,891)    $      -     $      -       $135,723

Net (loss)
  5/1/90 to
  10/31/90       -          -        -            (7,229)           -            -         (7,229)

Net (loss)
  11/1/90 to
  4/30/91        -          -        -              -           (2,037)          -         (2,037)

Balance,
 April 30,
  1991     88,999,999    8,900     442,980       (314,120)      (2,037)          -        135,723

Net (loss)        -          -        -              -         (38,055)          -        (38,055)

Balance,
 April 30,
  1992     88,999,999    8,900     442,980       (314,120)     (40,092)          -         97,668

Net (loss)        -          -        -              -         (28,700)          -        (28,700)

Balance,
 April 30,
  1993     88,999,999    8,900     442,980       (314,120)     (68,792)          -         68,968

Net (loss)       -          -          -             -         (11,046)          -        (11,046)

Balance,
 April 30,
  1994     88,999,999    8,900     442,980       (314,120)     (79,838)          -         57,922

Net (loss)       -          -           -              -        (7,800)          -         (7,800)
Unrealized Gain
 -Securities     -          -           -              -            -          1,629        1,629


                                          HARVEST CAPITAL CORPORATION
                                       (A Development Stage Corporation)
                                   STATEMENTS OF STOCKHOLDERS' EQUITY (CONT'D)
                                                  Accumulated   Accumulated   Unrealized
                                                  Deficit       Deficit       Gains on
                                      Additional  Prior to      During        Securities
                     Common Stock     Paid In     Development   Development   Available
                  Shares   Par Value  Capital     Stage         Stage         for Sale    Total
Balance,
 April 30, 1995  88,999,999   8,900   442,980     (314,120)    (87,638)       1,629       51,751

Net (loss)             -        -        -            -        (11,137)         -        (11,137)
Unrealized Gain
 -Securities           -        -        -            -             -        130,031      130,031

Balance,
 April 30, 1996  88,999,999   8,900   442,980     (314,120)    (98,775)      131,660      170,645

Net (loss)             -        -        -            -         (7,895)         -         (7,895)
Unrealized Gain
 -Securities           -        -        -            -            -         172,244      172,244

Balance,
 April 30, 1997  88,999,999  8,900    442,980     (314,120)   (106,670)      303,904      334,994

Net (loss)             -        -         -           -         (7,899)         -         (7,899)
Unrealized (loss)
 -Securities           -        -         -           -             -       (88,583)      (88,583)

Balance,
 April 30, 1998  88,999,999  8,900     442,980    (314,120)   (114,569)      215,321       238,512

Net (loss)             -         -         -          -         (7,912)           -         (7,912)
Unrealized (loss)
 -Securities           -         -         -          -            -        (127,952)      (127,952)

Balance,
 April 30, 1999  88,999,999  $8,900    $442,980     $(314,120)  $(122,481)   $87,369       $102,648

Net (loss)             -         -         -          -            (7,925)        -         (7,925)
Unrealized (loss)
 -Securities           -         -         -          -                -       14,764       14,764

Balance,
 April 30, 2000  88,999,999  $8,900    $442,980     $(314,120)   $(130,406)    $102,133     $109,487

                        See accompanying notes to financial statements.


                              HARVEST CAPITAL CORPORATION
                           (A Development Stage Corporation)
                              STATEMENTS OF CASH FLOWS
                          YEARS ENDED APRIL 30, 2000 AND 1999
                                                              Cumulative
                                                              from
                                                              November 1,
                                                              1990 to
                                                              April 30,
                                          2000        1999    2000
Cash flows from operating
 activities:
 Net (loss)                            $ (7,925)  $  (7,912) $ (130,406)
 Adjustments to reconcile net
  (loss) to net cash (used)
  by operating activities:
   Unrealized gain (loss) on
    securities available for sale        14,764    (127,952)    102,133
   Loss on sale of securities                 -           -       6,460
 Changes in assets and
  liabilities:
  (Increase) decrease in
   marketable securities                (14,764)    127,952    (104,251)
  Decrease in organization
   expense                                    -           -          30
  Increase (decrease) in
   accounts payable, accrued
   expenses and taxes                         -           -     (13,536)
  Increase in amounts due to
   related party                          7,800       7,800      62,300
Net cash (used) by operating
 activities                                (125)       (112)    (77,270)

Cash flows from investing
 activities:
  Proceeds from sale of
   securities                                 -           -      14,540

Net cash provided by
 investing activities                         -           -      14,540

Net increase (decrease)
 in cash and cash equivalents              (125)       (112)    (62,730)

Cash and cash equivalents,
 beginning of year                          359         471      63,323

Cash and cash equivalents,
 end of year                            $   234     $   359   $     593

Supplemental disclosures of
 cash flow information:
Cash received from interest income      $     5     $     8

          See accompanying notes to financial statements.



           HARVEST CAPITAL CORPORATION AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS
                     APRIL 30, 2000 AND 1999


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




                HARVEST CAPITAL CORPORATION AND SUBSIDIARY
                       NOTES TO FINANCIAL STATEMENTS
                          APRIL 30, 2000 AND 1999


Investments in securities at April 30, 2000 were as follows:


                                             Gross       Gross Un-
                                 Amortized   Unrealized  realized   Fair
                                 Cost        Gains       Losses     Value


Available-for-sale securities      $70,111    14,764            -   172,244

Investments in securities at
 April 30, 2000 were as follows:

Available-for-sale securities      $70,111         -      127,952   157,480



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




              HARVEST CAPITAL CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS
                       APRIL 30, 2000 AND 1999


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

     6.  RELATED PARTY TRANSACTIONS

     The Company has paid or accrued management fees to a firm of which a principal, Joseph Murphy, is also an officer, director and major shareholder of the Company. These fees included $6,000 for each of the years ended April 30, 2000 and 1999, respectively.



               HARVEST CAPITAL CORPORATION AND SUBSIDIARY
           SCHEDULE 1 - MARKETABLE SECURITIES - OTHER INVESTMENTS







COL. A           COL. B           COL. C        COL. D         COL. E

NAME AND         NUMBER OF        COST OF       MARKET VALUE   AMOUNT AT WHICH
ISSUER AND       SHARES OR        EACH ISSUE    OF EACH ISSUE  EACH PORTFOLIO
TITLE OF ISSUE   UNITS-PRINCIPAL                AT BALANCE     OF EQUITY
                 OF BONDS OR NOTES              SHEET DATE     SECURITY ISSUES
                                                               AND EACH OTHER
                                                               SECURITY ISSUE
                                                               IS CARRIED ON
                                                               THE BALANCE
                                                               SHEET
JLM Couture, Inc.
-Common Shares
(Unregistered)     25,407          $38,111     $ 55,578        $ 55,578

JLM Couture, Inc.
-Common Shares
(Unregistered)     53,333           32,000      116,666         116,666

                   78,740          $70,111     $172,244        $172,244