Form 10QSB
period 2000-07-31
HARVEST CAPITAL CORP
filed 2000-09-19
CIK 785544

UNITES STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

                                OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .

Commission file number 0-25824

                 NEW HARVEST CAPITAL CORPORATION
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

               HARVEST CAPITAL CORPORATION
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 14, 2000, there were 89,999,999 shares of common stock, par value $.0001 per share.

    Transitional small business disclosure format (check one)

Yes            No   X

                          Page 1 of 10.

                    There is no Exhibit Index.


                              INDEX





                                                             Page
Part I.  Financial Information:


  Item 1.  Financial Statements.


     Balance Sheets at July 31, 2000 and
       April 30, 2000                                         3-4


     Statements of Operations for the three
       months ended July 31, 2000 and 1999                      5


     Statements of Cash Flows for the
       three months ended July 31, 2000 and 1999                6


     Notes to Financial Statements                              7


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operation.        7-8


Part II.  Other Information:


  Item 5. Other Information.                                    9


  Item 6. Exhibits and Reports on Form 8-K.                     9


     Signature                                                 10










                     PART I. FINANCIAL INFORMATION

                   NEW HARVEST CAPITAL CORPORATION
                           BALANCE SHEETS

                               ASSETS




                                            July 31,      April 30,
                                              2000          1999
                                           (Unaudited)


Current assets:
 Cash                                      $      188    $      234

    Total current assets                          188           234

Other assets:
 Securities available for sale                206,692       172,244

                                           $  206,880    $  172,478











            See accompanying notes to financial statements.

                   NEW HARVEST CAPITAL CORPORATION
                           BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' EQUITY




                                           July 31,      April 30,
                                             2000          2000
                                          (Unaudited)

Current liabilities
  Accrued expenses and
    taxes payable                        $   10,941     $      691
 Due to related party                        63,800         62,300

  Total current liabilities                  74,741         62,991

Shareholders' equity
  Preferred stock - $.0001 par value,
  authorized 5,000,000 shares; issued
  and outstanding- none                           -              -

  Common stock - $.0001 par value,
  authorized 300,000,000 shares;
  issued 88,999,999 at July 31, 2000
  and April 30, 2000;                         8,900          8,900
  Additional paid-in capital                442,980        442,980
  Retained (deficit)-prior to
   development stage                       (314,120)      (314,120)
  Retained stage (deficit)-
   development stage                       (142,202)      (130,406)

  Unrealized gain on securities
   available for sale, net of taxes         136,581        102,133

      Total stockholders' equity            132,139        109,487

                                         $  206,880     $  172,478




      See accompanying notes to consolidated financial statements
              NEW HARVEST CAPITAL CORPORATION
                          STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS ENDED JULY 31, 2000 AND 1999
                                (Unaudited)




                                                THREE MONTHS ENDED
                                                      JULY 31,
                                                 2000          1999



Revenues:
 Interest                                    $         -   $         2

Costs and expenses:
 General and administrative                       10,296           480
 Management fees - related party                   1,500         1,500

                                                  11,796         1,980

(Loss) from operations                           (11,796)       (1,978)

Provision for taxes                                    -             -

Net (loss)                                   $   (11,796)  $    (1,978)

Other Comprehensive income:
   Unrealized gain (loss)
   on securities                                  34,448        29,528

Total Comprehensive Income

Net (loss) per common share                  $         -   $         -

Weighted average common shares
 outstanding                                  88,999,999    88,999,999










              See accompanying notes to financial statements.
         NEW HARVEST CAPITAL CORPORATION
                         STATEMENTS OF CASH FLOWS





                                                     THREE MONTHS ENDED
                                                           JULY 31,
                                                        2000      1999


Cash Flows from Operating Activities
 Net (loss)                                         $  (11,796) $ (1,978)
Adjustments to reconcile net (loss)
 to net cash used in operations:
   Changes in operating assets and liabilities
     accrued expenses and taxes                         11,750     1,950

Net Cash (used in) Operating Activities                    (46)      (28)

(Decrease) in cash                                           -       (28)
Cash-beginning of period                                   234       359

Cash-end of period                                  $      188  $    331












              See accompanying notes to financial statements.

                NEW HARVEST CAPITAL CORPORATION
                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)


Note 1.

     The balance sheet as of July 31, 2000, the statements of operations for the three month periods ended July 31, 2000 and 1999 and the statements of cash flows for the three month periods ended July 31, 2000 and 1999, have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of July 31, 2000 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for its fiscal year ended April 30, 2000, which was filed with the Securities and Exchange Commission.


Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

Results of Operations

Liquidity and Capital Resources

     The Company had limited operations in both periods and lost
$11,796 for the three months ended July 31, 2000 and $1,978 for the same period in the prior year.


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

                   PART II.   OTHER INFORMATION


Item 5.   Other Information.

          On August 3, 2000 the Company filed a Certificate of Renewal and Revival of Certificate of Incorporation with the Delaware Secretary of State changing its name from Harvest Capital Corporation to New Harvest Capital Corporation.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     3.1 Articles of Incorporation of the Company, incorporated by reference to Form S-18 Registration Statement
                  No. 33-2034-NY (the  Registration Statement").

     3.2  Certificate of Renewal and Revival of Certificate of
          Incorporation of the Company filed with the Delaware
          Secretary of State on August 3, 2000.

     3.3  The Company's By-Laws are incorporated by reference to
          Exhibit 6 of the Registration Statement.

     27   Financial Data Schedule.


     (b)  Reports on Form 8-K.

          None.

                            SIGNATURE



     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NEW HARVEST CAPITAL CORPORATION
                                  Registrant



                                  By:/s/Joseph L. Murphy
                                     Joseph L. Murphy, President
                                     (Duly authorized officer)

Dated: September 18, 2000




























N:\ANNE\HARVEST\10QSB.JUL