Form 10QSB
period 2000-10-31
HARVEST CAPITAL CORP
filed 2000-12-20
CIK 785544

UNITES STATES
   SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                         FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended October 31, 2000


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to                .


Commission file number 0-25824


                 NEW HARVEST CAPITAL CORPORATION
(Exact name of small business issuer as specified in its charter)


Delaware                                   13-3334512
(IRS Employer
32:  incorporation or organization)  Identification No.)


225 West 37th Street, New York, New York 10018
(Address of principal executive offices)


  (212) 819-1066
(Issuer's telephone number)


               Harvest Capital Corporation
(Former name, former address and former fiscal year, if changed since last report)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 18, 2000, there were 89,999,999 shares of common stock, par value $.0001 per share.

     Transitional small business disclosure format (check one):

Yes            No   X

                          Page 1 of 11.








                              INDEX





                                                             Page
Part I.  Financial Information:


  Item 1.  Financial Statements.

     Balance Sheets at October 31, 2000 and
       April 30, 2000                                           3

     Statements of Operations and Comprehensive
       Income for the three and six months ended
       October 31, 2000 and 1999                  4

     Statements of Cash Flows for the
       six months ended October 31, 2000
       and 1999                                                 5

     Notes to Financial Statements             6


  Item 2. Management's Discussion and Analysis or
          Plan of Operation.                               7-8


Part II.  Other Information:


  Item 6. Exhibits and Reports on Form 8-K.    9


     Signature                                                 10









                   HARVEST CAPITAL CORPORATION
                (A Development Stage Corporation)
             BALANCE SHEETS

                                                                            ASSETS
                                                                   October 31,                       April 30,
                                                                    2000                                   2000
                                                                  (Unaudited)
Current assets:
  Cash                                                           $       143                       $    234

    Total current assets                                        143                              234

Other assets:
  Securities available for sale                     196,850                      172,244

    Total assets                                            $196,993                     $172,478


             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued expenses and taxes payable    $ 10,941                      $    691
  Due to related party                                       65,300                       62,300

    Total current liabilities                                 76,241                        62,991

Stockholder's equity:
  Preferred stock - $.0001 par value
   authorized 5,000,000 shares; issued
   and outstanding - none                                          -                                   -

  Common stock - $.0001 par value,
   authorized 300,000,000 shares:
   issued and outstanding 88,999,999
   at October 31, 2000 and April 30,
   2000                                                                     8,900                          8,900
  Additional paid-in capital                              442,980                     442,980
  Retained (deficit) - prior to
   development stage inception                    (314,120)                   (314,120)
  Retained (deficit) - development
   stage                                                               (143,747)                   (130,406)
  Accumulated/unrealized gain on
   securities available-for-sale,
   net of taxes                                                       126,739                       102,133

    Total stockholders' equity                            120,752                        109,487

                                                                            $196,993                     $172,478

         See accompanying notes to financial statements.

                        HARVEST CAPITAL CORPORATION
                     (A Development Stage Corporation)
166:                        STATEMENTS OF OPERATIONS AND
                                          COMPREHENSIVE INCOME




                                                      Three Months Ended                       Six Months Ended
                                                        October 31,                                        October 31,
                                                 2000              1999                              2000            1999

Revenues:
  Interest                                       $        -              $      2                     $       -             $      4

Costs and expenses:
  General and adminis-
   trative                                         $       45              $   480                  $    10,341     $       960
  Management fee -
   related party                                  1,500                1,500                         3,000            3,000

                                                            1,545                1,980                      13,341            3,960

(Loss) from operations                (1,545)              (1,978)                    (13,341)         (3,956)
 before income taxes

Provision for income taxes           -                                  -                                 -                       -

Net(Loss)                                     $   (1,545)               (1,978)                 (13,341)         (3,956)

Other Comprehensive income
 Unrealized (loss) on
  securities                                         (9,842)                     -                      24,606              -

Total Comprehensive (loss)    $  (11,387)          $    (1,978)          $    11,265     $    (3,956)

Net (loss) per common  share $  -                       $    -                      $   -                 $   -


Weighted average
  common shares
  outstanding                            88,999,999            88,999,999           88,999,999     88,999,999



              See accompanying notes to financial statements.
                                     HARVEST CAPITAL CORPORATION
                                 (A Development Stage Corporation)
                     STATEMENTS OF CASH FLOWS
   (Unaudited)


                                                           Six Months Ended
                                                                 October 31,
                                                            2000                  1999
Cash flows from operating
 activities:
 Net (loss)                                            $ (13,341)    $  (3,956)
 Changes in assets and
  liabilities:
  Increase (decrease) in
   accounts payable, accrued
   expenses and taxes                             10,250             -
  Increase in amounts due to
   related party                                            3,000          3,900
Net cash (used) by operating
 activities                                                        (91)             (56)

Cash flows from investing
 activities:
  Proceeds from sale of
   securities                                                           -             -

Net cash provided by
 investing activities                                              -             -

Net increase (decrease)
 in cash and cash equivalents                      (91)          (56)

Cash and cash equivalents,
 beginning of period                                         234           359

Cash and cash equivalents,
 end of period                                             $     143       $   303

Supplemental disclosures of
 cash flow information:
Cash received from interest income      $       -       $       2




                   See accompanying notes to financial statements.


                  HARVEST CAPITAL CORPORATION
                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)


Note 1.


The balance sheets as of October 31, 2000, the statements of operations and comprehensive income for the three and six month periods ended October 31, 2000 and 1999 and the statements of cash flows for the three month periods ended October 31, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of October 31, 2000 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for its fiscal year ended April 30, 2000 which was filed with the Securities and Exchange Commission.

Item 2.        Management's Discussion and Analysis or
                         Plan of Operation.


Results of Operations

Liquidity and Capital Resources

The Company had limited operations in both periods and lost $1,545 for the three months ended October 31, 2000 and $1,978 for the same period in the prior year.


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

                   PART II.   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     3.1 Articles of Incorporation of the Company, incorporated by reference to Form S-18 Registration Statement No. 33-2034-NY (the "Registration Statement").
     3.2  Certificate of Renewal and Revival of Certificate of
          Incorporation filed with the Delaware Secretary of State on August 3, 2000.

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



                                  NEW HARVEST CAPITAL CORPORATION
                                  Registrant



                                  By:/s/Joseph L. Murphy
                                     Joseph L. Murphy, President
                                     (Duly authorized officer)

Dated: December 20, 2000






























421:


                          Exhibit Index



Exhibit 3.2 Certificate of Renewal and Revival of Certificate of Incorporation filed with the Delaware Secretary of State on August 3, 2000.