Form 10QSB
period 2001-01-31
HARVEST CAPITAL CORP
filed 2001-03-22
CIK 785544

UNITES STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

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

Yes   X        No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 14, 2001, there were 89,999,999 shares of common stock, par value $.0001 per share.

    Transitional small business disclosure format (check one)

Yes            No   X

                           Page 1 of 9

                    There is no Exhibit Index.

                 NEW HARVEST CAPITAL CORPORATION



                              INDEX





                                                             Page
Part I.  Financial Information:


  Item 1.  Financial Statements.

     Balance Sheets at January 31, 2001 and
       April 30, 2000                                           3

     Statements of Operations and Comprehensive
       Income for the nine months ended
       January 31, 2001 and 2000                                4

     Statements of Cash Flows for the
       nine months ended January 31, 2001
       and 2000                                                 5

     Notes to Financial Statements                              6


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operation.       6-7


Part II.  Other Information:


  Item 6. Exhibits and Reports on Form 8-K.                     8


     Signature                                                  9

                 NEW HARVEST CAPITAL CORPORATION
                (A Development Stage Corporation)
                          BALANCE SHEETS
                           (Unaudited)

                              ASSETS

                                      January 31,       April 30,
                                         2001             2000

Current assets:
  Cash                                  $    104        $    234

    Total current assets                     104             234

Other assets:
  Securities available for sale          167,323         172,244

    Total assets                        $167,427        $172,478


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses and taxes payable    $ 10,941        $    691
  Due to related party                    66,800          62,300

    Total current liabilities             77,741          62,991

Stockholder's equity:
  Preferred stock - $.0001 par value
   authorized 5,000,000 shares; issued
   and outstanding - none

  Common stock - $.0001 par value,
   authorized 300,000,000 shares:
   issued and outstanding 88,999,999
   at April 30, 2000 and 1999              8,900           8,900
  Additional paid-in capital             442,980         442,980
  Retained (deficit) - prior to
   development stage inception          (314,120)       (314,120)
  Retained (deficit) - development
   stage                                (145,286)       (130,406)
  Unrealized gain on securities
   available-for-sale, net of taxes       97,212         102,133

    Total stockholders' equity            89,686         109,487

                                        $167,427        $172,478

         See accompanying notes to financial statements.

                       NEW HARVEST CAPITAL CORPORATION
                      (A Development Stage Corporation)
                        STATEMENTS OF OPERATIONS AND
                            COMPREHENSIVE INCOME
                                 (Unaudited)


                                                        (Unaudited)
                             Three Months Ended       Nine Months Ended
                                 January 31,             January 31,
                              2001        2000        2001        2000

Revenues:
  Interest                $         - $         1 $         - $         5

Costs and expenses:
  General and adminis-
   trative                $        39 $       480 $    10,380 $     1,440
  Management fee -
   related party                1,500       1,500       4,500       4,500

                                1,539       1,980      14,880       5,940

(Loss) from operations         (1,539)     (1,979)    (14,880)     (5,935)

Provision for income taxes          -           -           -           -

Net(Loss)                      (1,539)     (1,979)    (14,880)     (5,935)

Other Comprehensive Income
 Unrealized (loss) on
  securities                  (14,763)          -      (4,921)          -

Total Comprehensive (loss)    (16,302)     (1,979)    (19,801)     (5,935)

Net (loss) per common
  share                   $         - $         - $           $         -

Weighted average
  common shares
  outstanding              88,999,999  88,999,999  88,999,999  88,999,999




               See accompanying notes to financial statements.

NEW HARVEST CAPITAL CORPORATION
(A Development Stage Corporation)
STATEMENTS OF CASH FLOWS
      (Unaudited)





                                           Nine Months Ended
                                              January 31,
                                           2001          2000


Cash flows from operating
 activities:
 Net (loss)                             $(14,880)      $ (5,935)
 Adjustments to reconcile net
  (loss) to net cash (used)
  by operating activities:
  Increase in accounts
   payable, accrued
   expenses and taxes                     10,250              -
  Increase in amounts due to
   related party                           4,500          5,850
Net cash (used) by operating
 activities                                 (130)           (85)

Net (decrease) in cash
 and cash equivalents                       (130)           (85)

Cash and cash equivalents,
 beginning of year                           234            359

Cash and cash equivalents,
 end of period                            $  104         $  274

Supplemental disclosures of
 cash flow information:
Cash received from interest income        $    -         $    5





         See accompanying notes to financial statements.





                NEW HARVEST CAPITAL CORPORATION
                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)


Note 1.


The balance sheets as of January 31, 2001 and April 31, 2000, the statements of operations and comprehensive income for the nine months ended January 31, 2001 and 2000 and the statements of cash flows for the nine month periods ended January 31, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of January 31, 2001 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

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


Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations.


Results of Operations

Liquidity and Capital Resources

The Company had limited operations in both periods and lost $14,880 for the nine months ended January 31, 2001 and $5,935 for the same period in the prior year.


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

Dated: March 21, 2001