Form 10KSB
period 2001-04-30
HARVEST CAPITAL CORP
filed 2001-08-01
CIK 785544

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended April 30, 2001

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13
 OR 15(d) OF THE    SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________.

Commission file number 0-25824

                NEW HARVEST CAPITAL CORPORATION
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

     Issuer's revenues for its fiscal year ended April 30, 2001 were $6.
     The aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price of such stock in the over-the-counter market as quoted in the "Electronic Bulletin Board" on July 25, 2001 was approximately $361,798.

     As of July 25, 2001, issuer had 88,999,999 shares of its common stock, par value $0.001 outstanding.

     Transitional Small Business Disclosure Format: Yes   No X
63:    PART I
Item 1.   Description of Business.

     (a)  Business Development.    New Harvest Capital Corporation
("Harvest" or the Company") formerly known as Harvest Capital Corporation was organized under the laws of the State of Delaware on August 29, 1985. In February 1986, Harvest completed a public offering of 50,000,000 shares of its Common Stock par value $.0001 per share (the "Common Stock"). In October 1988, Harvest formed a wholly-owned subsidiary, Exclusives for the Bride, Inc. ("Exclusives"). During its fiscal year ended April 30, 1991 ("Fiscal 1991"), the Company sold substantially all of the assets of Exclusives and since then it has had no substantial revenues.

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


Item 3.   Legal Proceedings.

     None.


Item 4.  Submission of Matters to a Vote of Security Holders.

     During the Company's fourth fiscal quarter ended April 30, 2001, no matters were submitted to a vote of the security holders of the Company.

                             PART II


Item 5.  Market For Common Equity and Related Stockholder Matters.

     The Common Stock is traded in the over-the-counter market and has been quoted on the "Electronic Bulletin Board" since March 22, 1986. There is a very limited public market for the Common Stock. As of July 24, 2001, 88,999,999 shares of common stock were outstanding.

     The following table sets forth, for the respective periods indicated, the high and low bid quotations for Common Stock. The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.


Quarter Ended               High Bid           Low Bid

   1999

July 31, 1998                  .01                0
October 31, 1998                0                 0
January 31, 1999               .05                0
April 30, 1999                 .31                0

   2000

July 31, 1999                  .07                0
October 31, 1999               .06               .03
January 31, 2000                0                 0
April 30, 2000                  0                 0

   2001

July 31, 2000                  .065              .03
October 31, 2000               .09               .03
January 31, 2001               .038              .007
April 30, 2001                 .034              .01

   2002

Through July 17, 2001          .015              .005


     No dividends have been paid on the Common Stock and the Company does not anticipate paying dividends in the foreseeable future.

     At July 25, 2001, there were approximately 237 holders of record of the Company's securities. The Company believes that it has more shareholders since many of its shares are held in "street" name.


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

Item 7.   Financial Statements.


     The financial statements and supplementary data are included on pages F-1 through F-11 and S-1 hereof.


(a)(1)    Financial Statements

     The following Financial Statements are filed as part of this report.


Title of Document                                           Page

Report of Trochiano & Daszkowski LLP, Independent            F-1
Auditor

Balance Sheets as of April 30, 2001 and 2000                 F-2

Statements of Operations and Comprehensive Income            F-3
for the years ended April 30, 2001 and 2000

Statements of Changes in Stockholders' Equity          F-4 - F-7
for the years ended April 30, 2001 and 2000

Statements of Cash Flows for the years                       F-8
ended April 30, 2001 and 2000

Notes to Financial Statements                          F-9 - F-11


  (a)(2) Financial Statement Schedules

  Schedule I. Marketable Securities - Other Investments        S-1



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                PART III



Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


  Set forth below are the names and ages of each executive officer and director of the Company, their respective positions, and periods of service:


Name                       Age               Position


Joseph L. Murphy    47      President and
                                               Director


Eve Traube             45       Executive Vice
                                             President and
                                             Director


Daniel M. Sullivan  77      Chairman of the Board
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

Item 10.  Executive Compensation.


Cash Compensation.

  During the fiscal year ended April 30, 2001 ("Fiscal 2001"), no executive officer received cash compensation from the Company and no executive officer received any personal benefits. See Item
12. "Certain Relationships and Related Transactions."


Item 11. Security Ownership of Certain Beneficial Owners and Management.


  The following table sets forth as of July 25, 2001 the number of shares of the Common Stock held by each person who held of record or was known by the Company to own beneficially more than 5% of the Common Stock, the name and shareholdings of each director and all officers and directors as a group.


Name and Address of        Amount and Nature of          Percent of
Beneficial Owner           Beneficial Ownership(1)         Class


Joseph L. Murphy           18,700,000                    21%
1375 Broadway
New York, NY  10018

Eve Traube                       8,500,000(2)                9.6%
Sheldon Traube
624 Avenue O
Brooklyn, NY 11230

Daniel M. Sullivan               1,500,000                   1.7%

Julie Nagel                 5,000,000                   5.6%
4309 North Sawyer
Chicago, IL  60618

All Officers and Directors 28,700,000                  33.2%
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


Item 12.  Certain Relationships and Related Transactions.

  Mr. Murphy, the Company's President, does not receive a salary from the Company. He receives an administrative fee of $6,000 per year for providing management and consulting services and providing
office space to the Company.   These fees have been accrued and not
paid. As of April 30, 2001, Mr. Murphy is owed an aggregate of $71,300 of such fees.


Item 13.  Exhibits and Reports on Form 8-K.


(a)    Exhibits

3.1 Articles of Incorporation of the Company, incorporated by reference to Form S-18 Registration Statement No. 33-2034-NY (the "Registration Statement").

3.2 By-Laws of the Company incorporated by reference to Exhibit 6 of the Registration Statement.


(b)    Reports on Form 8-K

  During the last quarter of the fiscal year ended April 30, 2001, the Company filed no reports on Form 8-K.

                            SIGNATURES



  In accordance with Section 13 or 15(d) of the Exchange Act the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                HARVEST CAPITAL CORPORATION




Dated: July 30, 2001    By:/s/Joseph L. Murphy
                                         Joseph L. Murphy, President



  In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: July 30, 2001  /s/Joseph L. Murphy
                                     Joseph L. Murphy,
                                      President and Director
                                       (Principal Executive,
                                      Accounting, and FinancialOfficer)


Dated: July 30, 2001   /s/Daniel M. Sullivan
                                         Daniel M. Sullivan, Director

                    TROCHIANO & DASZKOWSKI LLP
                         1303 Clove Road
                     Staten Island, NY 10301

                   INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders of:
New Harvest Capital Corporation, New York, NY


We have audited the accompanying balance sheets of New Harvest Capital Corporation, a corporation in the development stage since December 1, 1990, as of April 30, 2001 and 2000 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the years then ended.
These financial statements are the responsibility of New Harvest Capital Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Harvest Capital Corporation (as the corporation was previously named) as of April 30, 1999, were audited by other auditors whose report expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Harvest Capital Corporation as of April 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/Trochiano & Daszkowski LLP
Trochiano & Daszkowski LLP
Staten Island, NY
July 31, 2001


                 NEW HARVEST CAPITAL CORPORATION
                (A Development Stage Corporation)
                          BALANCE SHEETS
                     April 30, 2001 and 2000

                              ASSETS

                                           2001            2000

471:    Current assets:
Cash                                       $  3,063       $    234

    Total current assets             3,063             234

  Other assets:
  Securities available for sale  126,772         172,244

    Total assets                        $129,835        $172,478


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses and taxes payable    $ 13,940        $    691
  Due to related party                    71,300          62,300

    Total current liabilities             85,240          62,991

Stockholder's equity:
  Preferred stock - $.0001 par value
   authorized 5,000,000 shares; issued
   and outstanding - none

  Common stock - $.0001 par value,
   authorized 300,000,000 shares:
   issued and outstanding 88,999,999
   at April 30, 2001 and 2000              8,900           8,900
  Additional paid-in capital             442,980         442,980
  Retained (deficit) - prior to
   development stage inception          (314,120)       (314,120)
  Retained (deficit) - development
   stage                                (149,826)       (130,406)

  Unrealized gain on securities
   available-for-sale, net of taxes       56,661         102,133

    Total stockholders' equity            44,595         109,487

    Total liabilities and stock-
     holders' equity                    $129,835        $172,478

         See accompanying notes to financial statements.
                 NEW HARVEST CAPITAL CORPORATION
                   (A Development Stage Corporation)
                       STATEMENTS OF OPERATIONS AND
                   COMPREHENSIVE INCOME
                       April 30, 2001 AND 2000


                                   2001             2000

Revenues:
  Interest                     $         6      $         5

Costs and expenses:
  General and adminis-
   trative                     $    13,426      $     1,930

  Management fees -
   related party               6,000            6,000

                                    19,426            7,930

(Loss) from operations     (19,420)          (7,925)

(Loss) on Sale of Stock                  -                -

Provision for income
  taxes                                  -                -

Net (loss)                     $   (19,420)     $    (7,925)

Other Comprehensive income
  Unrealized gain (loss)
   on securities                   (45,472)          14,764

Total Comprehensive Income
  (loss)                       $   (64,892)     $     6,839

Net (loss) per
  common share                 $         -      $         -

Weighted average
  common shares
  outstanding                   88,999,999       88,999,999



               See accompanying notes to financial statements.


                     NEW HARVEST CAPITAL CORPORATION
                    (A Development Stage Corporation)
                     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                               Accumulated
                                                                               Deficit
                                                           Additional   Prior to
                       Common Stock        Paid In        Development
                      Shares    Par Value  Capital        Stage
Balance,
 April 30,
  1990            88,999,999     $8,900    $442,980     $ (306,891)

Net (loss)
  5/1/90 to
  10/31/90                 -                 -                 -                     (7,229)

Net (loss)
  11/1/90 to
  4/30/91                  -                   -                 -                        -

Balance,
 April 30,
  1991            88,999,999      8,900     442,980       (314,120)

Net (loss)              -                     -                -                        -

Balance,
 April 30,
  1992            88,999,999      8,900     442,980       (314,120)

Net (loss)                 -                  -               -                      -

Balance,
 April 30,
  1993            88,999,999      8,900     442,980       (314,120)

Net (loss)                 -                 -                -                    -

Balance,
 April 30,
  1994            88,999,999      8,900     442,980       (314,120)

Net (loss)                 -                  -             -                    -

Unrealized Gain
 -Securities               -              -              -                   -

 See accompanying notes to financial statements.
614:

                 NEW HARVEST CAPITAL CORPORATION
                 (A Development Stage Corporation)
         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONT'D)


                  Accumulated    Unrealized
                  Deficit                Gains on
                  During               Securities
                  Development    Available
                  Stage                  for Sale          Total
Balance,
 April 30,
  1990            $         -         $        -          $135,723

Net (loss)
  5/1/90 to
  10/31/90              -                    -              (7,229)

Net (loss)
  11/1/90 to
  4/30/91              (2,037)            -            (2,037)

Balance,
 April 30,
  1991                 (2,037)              -           135,723

Net (loss)            (38,055)          -        (38,055)

Balance,
 April 30,
  1992                (40,092)               -         97,668

Net (loss)            (28,700)            -        (28,700)

Balance,
 April 30,
  1993                (68,792)              -         68,968

Net (loss)            (11,046)         -        (11,046)

Balance,
 April 30,
  1994                (79,838)            -         57,922

Net (loss)          (7,800)            -         (7,800)
Unrealized Gain
 -Securities             -         1,629          1,629

 See accompanying notes to financial statements.

                NEW HARVEST CAPITAL CORPORATION
               (A Development Stage Corporation)
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONT'D)


                                                                                Accumulated
                                                                                Deficit
                                                           Additional    Prior to
                          Common Stock      Paid In       Development
                       Shares    Par Value  Capital       Stage
Balance,
 April 30, 1995      88,999,999      8,900     442,980       (314,120)

Net (loss)                    -                        -              -                       -
Unrealized Gain
 -Securities                  -                       -               -                       -

Balance,
 April 30, 1996      88,999,999      8,900     442,980       (314,120)

Net (loss)                    -                       -                 -                      -
Unrealized Gain
 -Securities                  -                       -                -                        -

Balance,
 April 30, 1997      88,999,999      8,900     442,980       (314,120)

Net (loss)                    -                       -                 -                     -
Unrealized (loss)
 -Securities                  -                       -                -                      -

Balance,
 April 30, 1998      88,999,999      8,900     442,980       (314,120)

Net (loss)                    -                       -                  -                     -
Unrealized Gain
 -Securities                  -                      -                   -                     -

Balance,
 April 30, 1999      88,999,999     $8,900    $442,980     $ (314,120)

Net (loss)                    -                         -            -                           -
Unrealized (loss)
 -Securities                  -                         -            -                            -

Balance,
 April 30, 2000      88,999,999     $8,900    $442,980     $ (314,120)
 See accompanying notes to financial statements.


              NEW HARVEST CAPITAL CORPORATION
             (A Development Stage Corporation)
724:             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONT'D)

                     Accumulated      Unrealized
                     Deficit                 Gains (Losses)
                     During                On Securities
                     Development     Available
                     Stage                   for Sale           Total
 Balance,
 April 30, 1995   (87,638)        1,629          51,751
Net (loss)           (11,137)            -            (11,137)
Unrealized Gain
 -Securities               -           130,031        130,031

Balance,
 April 30, 1996  (98,775)      131,660        170,645

Net (loss)            (7,895)            -                (7,895)
Unrealized Gain
 -Securities             -           172,244          172,244

Balance,
 April 30, 1997   (106,670)   303,904        334,994

Net (loss)           (7,899)            -                 (7,899)
Unrealized (loss)
 -Securities               -          (88,583)         (88,583)

Balance,
 April 30, 1998  (114,569)   215,321        238,512

Net (loss)            (7,912)            -                (7,912)
Unrealized (loss)
 -Securities             -           (127,952)       (127,952)

Balance,
 April 30, 1999  $ (122,481)   $87,369       $102,648

Net (loss)                (7,925)            -         (7,925)
Unrealized Gain
 -Securities                   -         14,764         14,764

Balance,
 April 30, 2000  $ (130,406)   $102,133    $109,487

Net (Loss)           (19,420)            -             (19,420)

Unrealized (loss)
 -Securities                   -       (45,472)        (45,472)

Balance
 April 30, 2001  $ (149,826)   $56,661     $44,595
See accompanying notes to financial statements.

 NEW HARVEST CAPITAL CORPORATION
  (A Development Stage Corporation)
781:            STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 2001 AND 2000
                                          2001          2000
Cash flows from operating
 activities:
 Net (loss)                            $(19,420)     $(7,925)
 Adjustments to reconcile net
  (loss) to net cash (used)
  by operating activities:
   Unrealized gain (loss) on
    securities available for sale       (45,472)      14,764
   Loss on sale of securities                 -            -
 Changes in assets and
  liabilities:
  (Increase) decrease in
   marketable securities                 45,472      (14,764)
  Increase (decrease) in
   accounts payable, accrued
   expenses and taxes                    13,249            -
  Increase in amounts due to
   related party                          9,000        7,800
Net cash (used) by operating
 activities                               2,829         (125)

Cash flows from investing
 activities:
  Proceeds from sale of
   securities                                 -            -

Net cash provided by
 investing activities                         -            -

Net increase (decrease)
 in cash and cash equivalents             2,829         (125)

Cash and cash equivalents,
 beginning of year                          234          359

Cash and cash equivalents,
 end of year                           $  3,063      $   234

Supplemental disclosures of
 cash flow information:
Cash paid for interest                 $  -0-        $  -0-
Cash paid for taxes                    $  -0-        $  -0-

     See accompanying notes to financial statements.

   NEW HARVEST CAPITAL CORPORATION
     NOTES TO FINANCIAL STATEMENTS
              APRIL 30, 2001 AND 2000

1.   ORGANIZATION AND OPERATIONS OF COMPANY

     New Harvest Capital Corporation (the "Company") was organized under the laws of the state of Delaware on August 29, 1985. Through October 1990 the Company was engaged in the retail sale of bridal clothes and since then has been engaged in the activity of searching for and investigating business opportunities and is therefore considered to be in the development stage since October of 1990.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Income (Loss) Per Share

     Per share computations are based on the weighted average number of shares outstanding during the period.

     Statement of Cash Flows

     For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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


3.   MARKETABLE EQUITY SECURITIES

     All of the Company's securities are classified as available-for-sale securities and are recorded at fair value withunrealized gains and losses included in comprehensive incomeand reported, net of taxes, in a separate component ofstockholders' equity.
    The basis of cost used in determiningrealized gains and losses are the first-in, first-out method.
              NEW HARVEST CAPITAL CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                          APRIL 30, 2001 AND 2000

Investments in securities at April 30, 2001 and 2000 were as follows:

                                                                        Net               Gross Un-
                                                   Amortized   Unrealized  realized     Fair
                                                   Cost            Gains           Losses     Value

Available-for-sale securities      $70,111     $56,661        -       $126,772
 at April 30, 2001

Available-for-sale securities      $70,111    $102,133        -      $172,244
 at April 20, 2000

     4. INCOME TAXES

     The Company uses the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", whereby deferred income taxes are recorded based upon the difference between financial statement and tax bases of assets and liabilities. The Company has net operating loss carryforwards of approximately $445,000 that can be used through the years ending April 30, 2004 to April 30, 2014. The Company has recognized a full valuation allowance for the net operating loss carryforwards and therefore no deferred tax asset has been recognized.


     5.  STOCK OPTIONS

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting and Disclosure of Stock Based Compensation" (Statement 123). Statement 123 is effective for fiscal years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and the related interpretations or selecting the fair value method of expense recognized as described in Statement 123. The Company has elected to follow APB 25 in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options are equal to or less than the market price or the underlying stock on the date of grant, no compensation expense is recognized.
            NEW HARVEST CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
                       APRIL 30, 2001 AND 2000



     6.  RELATED PARTY TRANSACTIONS

     The Company has paid or accrued management fees to Joseph Murphy, who is an officer, director and major shareholder of the Company. These fees included $6,000 for each of the years ended April 30, 2001 and 2000, respectively.


     7.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS


     In December 1999, the Securities and Exchange Commission (the
      SEC") issued Staff Accounting Bulletin No. 101 ( SAB 101"), Revenue Recognition in Financial Statements." SAB 101
     summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company adopted SAB 101 in 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

     In March 2000, the FASB issued Financial Interpretation No. 44
     ( FIN 44"), Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB No. 25, 'Accounting for Stock Issued to Employees.'" FIN 44 clarifies the application of APB 25 for certain issues, including (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
     (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.






               NEW HARVEST CAPITAL CORPORATION
           SCHEDULE 1 - MARKETABLE SECURITIES - OTHER INVESTMENTS






  COL. A          COL. B            COL. C      COL. D                   COL. E
  NAME AND  NUMBER OF  COST OF  MARKET VALUE   AMOUNT AT
  ISSUER       SHARES          EACH         OF EACH ISSUE  WHICH EACH
  AND TITLE  OR UNITS       ISSUE         AT BALANCE        PORTFOLIO OF
  OF ISSUE    PRINCIPAL                          SHEET DATE       EQUITY SECURITY
                        OF BONDS                                                          ISSUES AND EACH
                        OR NOTES                                                         OTHER SECURITY
                                                                                                       ISSUE IS CARRIED
                                                                                                      ON THE BALANCE
                                                                                                       SHEET

JLM Couture, Inc.
 -Common Shares
 (Unregistered)      25,407        $38,111     $ 40,905      $ 40,905

JLM Couture, Inc.
 -Common Shares
 (Unregistered)         53,333         32,000       85,866        85,866
                                     78,740        $70,111     $126,771    $126,771










1017:











1029:
1030:
1031:











1043: