Form 10QSB
period 2001-07-31
HARVEST CAPITAL CORP
filed 2001-09-25
CIK 785544

UNITES STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

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

Yes   X        No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 19, 2001, there were 89,999,999 shares of common stock, par value $.0001 per share.

    Transitional small business disclosure format (check one)

Yes            No   X

                          Page 1 of 10.

                    There is no Exhibit Index.

                 NEW HARVEST CAPITAL CORPORATION




                              INDEX




                                                            Page
Part I.  Financial Information:


  Item 1.  Financial Statements.


     Balance Sheets at July 31, 2001 and
       April 30, 2001                                         3


     Statements of Operations for the three
       months ended July 31, 2001 and 2000             4


     Statements of Cash Flows for the
       three months ended July 31, 2001 and 2000    5


     Notes to Financial Statements                               6


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operation.       6-7


Part II.  Other Information:


  Item 5. Other Information.                                  8


  Item 6. Exhibits and Reports on Form 8-K.      8


     Signature                                                9








                     PART I. FINANCIAL INFORMATION

                   NEW HARVEST CAPITAL CORPORATION
                           BALANCE SHEETS

                               ASSETS

                                            July 31,      April 30,
                                              2001          2001
                                           (Unaudited)
Current assets:
 Cash                                       $  3,020      $  3,063
 Due from related party           10,000             -

    Total current assets            13,020         3,063

Other assets:
 Securities available for sale  149,166       126,772

                                                 $162,186      $129,835



                 LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities
  Accrued expenses and
    taxes payable                     $    7,940      $  13,940
 Due to related party                  72,800          71,300

  Total current liabilities            80,740           85,240

Shareholders' equity
  Preferred stock - $.0001 par value,
  authorized 5,000,000 shares; issued
  and outstanding- none

  Common stock - $.0001 par value,
  authorized 300,000,000 shares;
  issued 88,999,999 at July 31, 2001
  and April 30, 2001;                         8,900            8,900
  Additional paid-in capital          442,980       442,980
  Retained (deficit)-prior to
   development stage                 (314,120)      (314,120)
  Retained stage (deficit)-
   development stage                  (151,469)      (149,826)

  Unrealized gain on securities
   available for sale, net of taxes    95,155         56,661

      Total stockholders' equity         81,446         44,595

                                                      $  162,186     $  129,835

      See accompanying notes to consolidated financial statements
   NEW HARVEST CAPITAL CORPORATION
        STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2001 AND 2000
                            (Unaudited)



                                                      THREE MONTHS ENDED
                                                                   JULY 31,
                                                         2001          2000



Revenues:
 Interest                                                 $  11   $         -

Costs and expenses:
 General and administrative                 54        10,296
 Management fees - related party    1,500         1,500
 Realized Loss on sale of securities  100             -

                                                              1,654      11,796

(Loss) from operations                     (1,643)      (11,796)

Provision for taxes                                        -             -

Net (loss)                                         $    (1,643)  $   (11,796)

Other Comprehensive income:
   Unrealized gain (loss)
   on securities                                      38,494        34,448

Total Comprehensive Income        $ 36,851   $ 22,652

Net (loss) per common share          $         -   $         -

Weighted average common shares
 outstanding                                    88,999,999    88,999,999







              See accompanying notes to financial statements.
                      NEW HARVEST CAPITAL CORPORATION
                STATEMENTS OF CASH FLOWS




                                                     THREE MONTHS ENDED
                                                                 JULY 31,
                                                                2001   2000


Cash Flows from Operating Activities
 Net (loss)                                             $  (1,643)  $(11,796)
Adjustments to reconcile net (loss)
 to net cash used in operations:
   Loss on securities sold                         100          -
   Changes in operating assets and liabilities
     accrued expenses and taxes            (14,500)    11,750

Net Cash (used in) Operating Activities   (16,043)    (46)
Cash Flows from Investing Activities
   Proceeds from sale of Securities         16,000          -

(Decrease) in cash                                         (43)       (46)
Cash-beginning of period                           3,063        234

Cash-end of period                                  $   3,020   $    188












              See accompanying notes to financial statements.

                NEW HARVEST CAPITAL CORPORATION
                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)

Note 1.

     The balance sheet as of July 31, 2001, the statements of operations for the three month periods ended July 31, 2001 and 2000 and the statements of cash flows for the three month periods ended July 31, 2001 and 2000, have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of July 31, 2001 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for its fiscal year ended April 30, 2001, which was filed with the Securities and Exchange Commission.


Note 2.

     During the most recent fiscal quarter, the Company sold 10,000 shares of JLM Couture, Inc. to a related party at a price of $1.60 per share (the "Purchase Price"), the fair market value thereof on the date of such sale.The proceeds of the sale are payable to the Company at the rate of $2,000 per month.  As of
July 31, 2001, $6,000 has been paid by the purchaser.
The shares sold to the related party are being held to
secure payment of the full Purchase Price.  As of
293:    July 31, 2001, the Company owns 68,740 shares
of JLM Common Stock.

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

Results of Operations

Liquidity and Capital Resources

     The Company had limited operations in both periods and lost
$1,643 for the three months ended July 31, 2001 and $11,796 for the same period in the prior year.


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

Dated: September 24, 2001




























430: