Form 10QSB
period 2001-10-31
HARVEST CAPITAL CORP
filed 2002-01-11
CIK 785544

UNITES STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

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

Yes   X        No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 19, 2002, there were 89,999,999 shares of common stock, par value $.0001 per share.

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


     Balance Sheets at October 31, 2001 and
       April 30, 2001                                         3


     Statements of Operations for the three
       months ended October 31, 2001 and 2000
4


     Statements of Cash Flows for the
       three months ended October 31, 2001 and 2000                5


     Notes to Financial Statements                            6


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operation.       6-7


Part II.  Other Information:


  Item 5. Other Information.                                  8


  Item 6. Exhibits and Reports on Form 8-K.                   8


     Signature                                                9








                     PART I. FINANCIAL INFORMATION

                   NEW HARVEST CAPITAL CORPORATION
                  (A Development Stage Corporation)
                           BALANCE SHEETS

                               ASSETS

                                           October 31,    April 30,
                                              2001          2001
                                           (Unaudited)
Current assets:
 Cash                                       $  2,998      $  3,063
 Due from related party                       10,000             -

    Total current assets                      12,998         3,063

Other assets:
 Securities available for sale               138,855       126,772

                                            $151,853      $129,835


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accrued expenses and
    taxes payable                        $    7,940      $  13,940
 Due to related party                        74,300         71,300

  Total current liabilities                  82,240         85,240

Shareholders' equity
  Preferred stock - $.0001 par value,
  authorized 5,000,000 shares; issued
  and outstanding- none

  Common stock - $.0001 par value,
  authorized 300,000,000 shares;
  issued 88,999,999 at July 31, 2001
  and April 30, 2001;                         8,900          8,900
  Additional paid-in capital                442,980        442,980
  Retained (deficit)-prior to
   development stage                       (314,120)      (314,120)
  Retained stage (deficit)-
   development stage                       (152,991)      (149,826)

  Unrealized gain on securities
   available for sale, net of taxes          84,844         56,661

      Total stockholders' equity             69,613         44,595

                                         $  151,853     $  129,835


   NEW HARVEST CAPITAL CORPORATION
     STATEMENTS OF OPERATIONS AND
  (A Development Stage Corporation)
   COMPREHENSIVE INCOME





                              Three Months Ended        Six Months Ended
                                 October 31,              October 31,
                              2001         2000        2001        2000


Revenues:
  Interest                 $        8  $         - $        19 $        -

Costs and expenses:
  General and adminis-
   trative                 $       30  $        45 $        84 $   10,341
Realized Loss on sale
  of securities                     -            -         100          -

  Management fee -
   related party                1,500        1,500       3,000      3,000

                                1,530        1,545       3,184     13,341

(Loss) from operations         (1,522)      (1,545)     (3,165)   (13,341)
 before income taxes

Provision for income taxes          -            -           -          -

Net(Loss)                  $   (1,522)      (1,545)     (3,165)   (13,341)

Other Comprehensive income
 Unrealized (loss) on
  securities                  (10,311)      (9,842)     28,183     24,606

Total Comprehensive (loss) $  (11,833) $   (11,387)$    25,018 $   11,265

Net (loss) per common
  share                    $        -  $         - $         - $         -

Weighted average
  common shares
  outstanding              88,999,999   88,999,999  88,999,999  88,999,999


See accompanying notes to financial statements.
 NEW HARVEST CAPITAL CORPORATION
    (A Development Stage Corporation)
  STATEMENTS OF CASH FLOWS
       (Unaudited)



                                                      SIX MONTHS ENDED
                                                         OCTOBER 31,
                                                        2001      2000


Cash Flows from Operating Activities
 Net (loss)                                         $  (3,165)  $(13,341)
Adjustments to reconcile net (loss)
 to net cash used in operations:
   Loss on securities sold                                100          -
   Changes in operating assets and liabilities
     accrued expenses                                  (3,000)    13,250

Net Cash (used in) Operating Activities                (6,065)       (91)
Cash Flows from Investing Activities
   Proceeds from sale of Securities                     6,000          -

(Decrease) in cash                                        (65)       (91)
Cash-beginning of period                                3,063        234

Cash-end of period                                  $   2,998   $    143






















              See accompanying notes to financial statements.

                NEW HARVEST CAPITAL CORPORATION
                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)


Note 1.

     The balance sheet as of October 31, 2001, the statements of operations for the three month periods ended October 31, 2001 and 2000 and the statements of cash flows for the six month periods ended October 31, 2001 and 2000, have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of October 31, 2001 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

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


Note 2.

     During the first six months of the current fiscal year, the Company sold 10,000 shares of JLM Couture, Inc. to a related party at a price of $1.60 per share (the Purchase Price"), the fair market value thereof on the date of such sale. The proceeds of the sale are payable to the Company at the rate of $2,000 per month.
As of October 31, 2001, $6,000 has been paid by the purchaser. The shares sold to the related party are being held to secure payment of the full Purchase Price. As of October 31, 2001, the Company owns 68,740 shares of JLM Common Stock.

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.


Results of Operations

Liquidity and Capital Resources

     The Company had limited operations in both periods and lost $1,522 for the three months ended October 31, 2001 and $1,545 for the same period in the prior year. It lost $3,165 for the six months ended October 31, 2001 and $13,341 for the same period in the prior year.


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

Dated: January 11, 2002