Form 10QSB
period 2002-01-31
HARVEST CAPITAL CORP
filed 2002-03-14
CIK 785544

UNITES STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

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

Yes   X        No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 14, 2002, there were 128,559,599 shares of common stock, par value $.0001 per share.

    Transitional small business disclosure format (check one)

Yes            No   X

                           Page 1 of 10

                    There is no Exhibit Index.

                 NEW HARVEST CAPITAL CORPORATION



                              INDEX





                                                             Page
Part I.  Financial Information:


  Item 1.  Financial Statements.

     Balance Sheets at January 31, 2002 and
       April 30, 2001                                           3

     Statements of Operations and Comprehensive
       Income for the nine months ended
       January 31, 2002 and 2001                                4

     Statements of Cash Flows for the
       nine months ended January 31, 2002
       and 2001                                                 5

     Notes to Financial Statements                            6-7


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operation.         8


Part II.  Other Information:


  Item 6. Exhibits and Reports on Form 8-K.                     9


     Signature                                                 10

                 NEW HARVEST CAPITAL CORPORATION
                (A Development Stage Corporation)
                          BALANCE SHEETS
                           (Unaudited)

                              ASSETS

                                      January 31,       April 30,
                                         2002             2001

Current assets:
  Cash                                 $  2,723         $  3,063
  Due from related party                  6,500                -

    Total current assets                  9,223            3,063

Other assets:
  Securities available for sale         158,102          126,772

    Total assets                       $167,325         $129,835


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses and taxes payable   $ 11,440         $ 13,940

  Due to related party                   75,800           71,300

    Total current liabilities            87,240           85,240

Stockholder's equity:
  Preferred stock - $.0001 par value
   authorized 5,000,000 shares; issued
   and outstanding - none

  Common stock - $.0001 par value,
   authorized 300,000,000 shares:
   issued and outstanding 88,999,999
   at January 31, 2002 and April
   30, 2001                               8,900            8,900

 Additional paid-in capital             442,980          442,980
  Retained (deficit) - prior to
   development stage inception         (314,120)        (314,120)
  Retained (deficit) - development
   stage                               (161,766)        (149,826)
  Unrealized gain on securities
   available-for-sale, net of taxes     104,091           56,661

    Total stockholders' equity           80,085           44,595

                                       $167,325         $129,835

         See accompanying notes to financial statements.
                       NEW HARVEST CAPITAL CORPORATION
                      (A Development Stage Corporation)
                        STATEMENTS OF OPERATIONS AND
                            COMPREHENSIVE INCOME
                                 (Unaudited)


                                                        (Unaudited)
                             Three Months Ended       Nine Months Ended
                                 January 31,             January 31,
                              2002         2001        2002         2001

Revenues:
  Interest                $         6  $         - $        25  $         -

Costs and expenses:
  General and adminis-
   trative                $     7,281  $        39 $     7,365  $    10,380
  Management fee -
   related party                1,500        1,500       4,500        4,500
 Realized loss on sale
   Of securities                    -            -         100            -

                                8,781        1,539      11,965       14,880

(Loss) from operations         (8,775)      (1,539)    (11,940)     (14,880)

Provision for income taxes          -            -           -            -

Net(Loss)                      (8,775)      (1,539)    (11,940)     (14,880)

Other Comprehensive Income
 Unrealized gain (loss) on
  securities                   19,247      (14,763)     47,430       (4,921)

Total Comprehensive Income
 (loss)                        10,472      (16,302)     35,490      (19,801)

Net (loss) per common
  share                   $         -  $         - $         -  $         -

Weighted average
  common shares
  outstanding              88,999,999   88,999,999  88,999,999   88,999,999





See accompanying notes to financial statements.

NEW HARVEST CAPITAL CORPORATION
(A Development Stage Corporation)
STATEMENTS OF CASH FLOWS
      (Unaudited)





                                           Nine Months Ended
                                              January 31,
                                           2002          2001


Cash flows from operating
 activities:
 Net (loss)                              $(11,940)     $(14,880)
 Adjustments to reconcile net
  (loss) to net cash (used)
  for operations:
  Loss on securities sold                     100             -
  Changes in operating assets
   and liabilities
  Decrease in accrued expenses
   and taxes payable                       (2,500)       14,250
  Net cash (used for) operating
    activities                            (14,340)         (630)
  Cash flows from investing activities
   Proceeds from sale of securities         9,500             -

  Cash flows from financing activities
   Related party borrowing                  4,500           500
 (Decrease) in cash                          (340)         (130)
 Cash-beginning of year                     3,063           234
 Cash-end of period                      $  2,723      $    104












         See accompanying notes to financial statements.



               NEW HARVEST CAPITAL CORPORATION
                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)

Note 1.

The balance sheets as of January 31, 2002 and April 31, 2001, the statements of operations and comprehensive income for the nine months ended January 31, 2002 and 2001 and the statements of cash flows for the nine month periods ended January 31, 2002 and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of January 31, 2002 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for its fiscal year ended April 30, 2001 which was filed with the Securities and Exchange Commission.


Note 2.

During the first six months of the current fiscal year, the Company sold 10,000 shares of JLM Couture, Inc. ( JLM Common Stock") to Mr. Joseph L. Murphy, President of the Company, at a price of $1.60 per share (the Purchase Price"), the fair market value thereof on the date of such sale. The proceeds of the sale are payable to the Company at the rate of $2,000 per month. As of January 31, 2001, $9,500 has been paid by the purchaser. See Note 3. Subsequent Events. As of January 31, 2001, the Company owns 68,740 shares of JLM Common Stock. See Note 3 Subsequent Events.


Note 3.     Subsequent Events.

In February 2002, the Company sold its remaining 68,740 shares of JLM Common Stock to JLM Couture, Inc. for $2.355 per share, or an aggregate of $161,882.70. This was the average of the closing ask price for the ten days prior to the sale and was approved by the unanimous consent of the Board of Directors of the Company.

In February 2002, the Company issued 13,180,000 and 700,000 shares of Common Stock of the Company, respectively, to Mr. Murphy, its President and Mr. Jerrold Walkenfeld, for $69,300 and $3,500. For Mr. Murphy, this represented $75,800 of management fees owed to him

                NEW HARVEST CAPITAL CORPORATION
                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)


Note 3.     Subsequent Events (Continued).

by the Company offset by $6,500 of the Purchase Price that he owed the Company. See note 2 above. For Mr. Walkenfeld, this represented payment for accounting services rendered.

In March 2002, the Company completed a private offering of 24,000,000 shares of its Common Stock to raise working capital for the Company, raising an aggregate of $60,000. Such offering was made to five persons, including Daniel Sullivan, a director of the Company, and Mr. Edward Murphy, the father of Mr. Joseph L. Murphy, President of the Company. This offering was conducted pursuant to Regulation D promulgated under the Securities Act of 1933 and was unanimously approved by the Board of Directors of the Company.

The pro forma impact of these events on the Company's balance sheet at January 31, 2002 is as set forth below:


Current assets:

  Cash                                     $ 224,606

  Total assets                             $ 224,606

Current liabilities:
  Accrued expenses and taxes payable       $   7,941

Stockholder's equity:
  Common stock - $.0001 par value,
   authorized 300,000,000 shares:
   issued and outstanding 127,559,999         12,756

 Additional paid-in capital                  571,924

 Retained deficit - prior to
   development stage inception              (314,120)

 Retained deficit - development stage        (53,895)

    Total stockholders' equity               216,665

                                           $ 224,606

Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations.


Results of Operations

Liquidity and Capital Resources

The Company had limited operations in both periods and lost $11,940 for the nine months ended January 31, 2002, and $14,880 for the same period in the prior year.


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

Dated:  March 14, 2002