Form 10QSB/A
period 2002-01-31
HARVEST CAPITAL CORP
filed 2002-04-05
CIK 785544

UNITES STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB/A

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

Yes   X        No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 14, 2002, there were 127,559,999 shares of common stock, par value $.0001 per share.

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

                 NEW HARVEST CAPITAL CORPORATION
                (A Development Stage Corporation)
                      BALANCE SHEETS
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


               LIABILITIES AND STOCKHOLDERS' EQUITY
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

         See accompanying notes to financial statements.
                       NEW HARVEST CAPITAL CORPORATION
                      (A Development Stage Corporation)
                   STATEMENTS OF OPERATIONS AND
                            COMPREHENSIVE INCOME
                                 (Unaudited)


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

NEW HARVEST CAPITAL CORPORATION
(A Development Stage Corporation)
                     STATEMENTS OF CASH FLOWS
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


Note 2.

During the first six months of the current fiscal year, the Company sold 10,000 shares of JLM Couture, Inc. ( JLM Common Stock") to Mr. Joseph L. Murphy, President of the Company, at a price of $1.60 per share (the Purchase Price"), the fair market value thereof on the date of such sale. The proceeds of the sale are payable to the Company at the rate of $2,000 per month. As of January 31, 2001, $9,500 has been paid by the purchaser. See Note 3. Subsequent
Events.  As of    January 31, 2002,   the Company
owns 68,740 shares of JLM Common Stock.
See Note 3 Subsequent Events.

Note 3.     Subsequent Events.

In February 2002, the Company sold its remaining 68,740 shares of JLM Common Stock to JLM Couture, Inc. for $2.355 per share, or an aggregate of $161,882.70. This was the average of the closing ask price for the ten days prior to the sale and was approved by the unanimous consent of the Board of Directors of the Company.

In February 2002, the Company issued 13,860,000 and 700,000 shares of Common Stock of the Company, respectively, to Mr. Murphy, its President and Mr. Jerrold Walkenfeld, for $69,300 and $3,500. For Mr. Murphy, this represented $75,800 of management fees owed to him

                NEW HARVEST CAPITAL CORPORATION
                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)


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

            Current assets:
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

                                                                      $ 224,606
368:
Management's Discussion and Analysis of Financial
Condition and Results of Operations.

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



                                  NEW HARVEST CAPITAL CORPORATION
                                  Registrant



                                  By:/s/Joseph L. Murphy
                                     Joseph L. Murphy, President
                                     (Duly authorized officer)

Dated:  April  5,  2002