Form 10QSB/A
period 2002-01-31
HARVEST CAPITAL CORP
filed 2002-04-29
CIK 785544

UNITES STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                 FORM 10-QSB/A (Amendment No. 2)

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

Yes   X        No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 14, 2002, there were 128,559,999 shares of common stock, par value $.0001 per share.

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

In March 2002, the Company completed a private offering of 25,000,000 shares of its Common Stock to raise working capital for the Company, raising an aggregate of $62,500. Such offering was made to five persons, including Daniel Sullivan, a director of the Company, and Mr. Edward Murphy, the father of Mr. Joseph L. Murphy, President of the Company. This offering was conducted pursuant to Regulation D promulgated under the Securities Act of 1933 and was unanimously approved by the Board of Directors of the Company.

The pro forma impact of these events on the Company's balance sheet at January 31, 2002 is as set forth below:


Current assets:

  Cash                                     $ 227,106

  Total assets                             $ 227,106

Current liabilities:
  Accrued expenses and taxes payable       $   7,941

Stockholder's equity:
  Common stock - $.0001 par value,
   authorized 300,000,000 shares:
   issued and outstanding 128,559,999         12,856

 Additional paid-in capital                  574,324

 Retained deficit - prior to
   development stage inception              (314,121)

 Retained deficit - development stage        (53,895)

    Total stockholders' equity               219,165

                                           $ 227,106

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

Dated: April 19, 2002