Form 10KSB
period 2002-04-30
HARVEST CAPITAL CORP
filed 2002-06-25
CIK 785544

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-KSB


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended April 30, 2002

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________.

Commission file number 0-25824


                    NEW HARVEST CAPITAL CORPORATION
             (Name of small business issuer in its charter)

     Delaware                           13-3334512
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification No.)

c/o Kalin & Associates, P.C., 494 Eighth Avenue, Suite 800, NY, NY 10001
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:  (212) 819-1066

Securities registered under Section 12(b) of the Act:   None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $.0001 per share
          (Title of Class)


     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [X]     No [ ] .

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     Issuer's revenues for its fiscal year ended April 30, 2002 were $170.

     The aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price of such stock in the over-the-counter market as quoted in the "Electronic Bulletin Board" on June 20, 2002 was approximately $225,900.

     As of June 20, 2002, issuer had 128,559,999 shares of its common stock, par value $0.001 outstanding.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

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

     Since October 31, 1990 until February 2002, the Company's assets have consisted primarily of Common Stock of JLM Couture, Inc. ("JLM"), a company registered under the Securities Exchange Act of 1934 which is engaged in the business of marketing bridal gowns and bridesmaids' gowns.

     On February 1, 2002, JLM acquired these shares from the Company for $161,883. JLM is controlled by a significant shareholder, officer and director of the Company. On March 7, 2002, the Company conducted a private offering of 25,000,000 shares of Common Stock for aggregate considerate of $62,500, from six purchasers, including Daniel Sullivan, a director of the Company, and Edward Murphy, the father of Joseph L. Murphy, the President and a significant shareholder of the Company. The Company also issued 13,860,000 shares to Mr. Joseph L. Murphy in payment of $69,300 owed to him for services rendered to the Company.

     These steps were taken to enable the Company to implement its plan to acquire an operating entity. At April 30, 2002, the Company had approximately $214,000 of cash (See "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Certain Transactions" and the Consolidated Financial Statements elsewhere herein).

     (b) Business of Issuer. The Company is actively seeking acquisition or merger candidates with operating businesses and is seeking to complete an acquisition or merger with one of these candidates during its current fiscal year. There is no assurance such a transaction would be completed during this fiscal year or later.

Item 2.   Description of Property.

     The Company's offices are located at its New York attorney's office: Kalin & Associates, P.C., 494 Eighth Avenue, Suite 800, New York, NY 10001, which are made available to the Company for no fee. Previously, the Company's offices were made available to the Company by Mr. Murphy. See Item 12. "Certain Relationships and Related Transactions."

Item 3.   Legal Proceedings.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     During the Company's fourth fiscal quarter ended April 30, 2002, no matters were submitted to a vote of the security holders of the Company.


                             PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

     The Common Stock is traded in the over-the-counter market and has been quoted on the "Electronic Bulletin Board" since March 22, 1986. There is a very limited public market for the Common Stock. As of June 18, 2002, 128,559,999 shares of common stock were outstanding.

     The following table sets forth, for the respective periods indicated, the high and low bid quotations for Common Stock. The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.

Quarter Ended               High Bid           Low Bid

   2001

July 31, 2000                  .065              .03
October 31, 2000               .09               .03
January 31, 2001               .038              .007
April 30, 2001                 .034              .01

   2002

July 31, 2001                  .015              .005
October 31, 2001               .013              .006
January 31, 2002               .007              .003
April 30, 2002                 .013              .003

   2003

Through June 17, 2002          .01               .003

     No dividends have been paid on the Common Stock and the Company does not anticipate paying dividends in the foreseeable future.

     At June 17, 2002, there were approximately 244 holders of record of the Company's securities. The Company believes that it has more shareholders since many of its shares are held in "street" name.


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


Title of Document                                           Page

Report of Trochiano & Daszkowski LLP, Independent            F-1
Auditors

Balance Sheets as of April 30, 2002 and 2001                 F-2

Statements of Operations and Comprehensive Income            F-3
for the fiscal years ended April 30, 2002 and 2001

Statements of Changes in Stockholders' Equity          F-4 - F-7
for the fiscal years ended April 30, 2002 and 2001

Statements of Cash Flows for the fiscal years                F-8
ended April 30, 2002 and 2001

Notes to Financial Statements                          F-9 - F-11


  (a)(2) Financial Statement Schedules

  Schedule I. Marketable Securities - Other Investments      S-1



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


  Set forth below are the names and ages of each executive officer and director of the Company, their respective positions, and periods of service:


Name                   Age          Position


Joseph L. Murphy       48           President and
                                    Director


Eve Traube             46           Executive Vice
                                    President and
                                    Director


Daniel M. Sullivan     78           Chairman of the Board
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



Item 10.  Executive Compensation.

Cash Compensation.

  During the fiscal year ended April 30, 2002 ("Fiscal 2002"), no executive officer received cash compensation from the Company and no executive officer received any personal benefits. See Item
12. "Certain Relationships and Related Transactions."


Item 11. Security Ownership of Certain Beneficial Owners and Management.

  The following table sets forth as of June 18, 2002 the number of shares of the Common Stock held by each person who held of record or was known by the Company to own beneficially more than 5% of the Common Stock, the name and shareholdings of each director and all officers and directors as a group.


Name and Address of        Amount and Nature of        Percent of
Beneficial Owner           Beneficial Ownership(1)     Class


Joseph L. Murphy             32,560,000               25.33%
1375 Broadway
New York, NY  10018


Eve Traube                  8,500,000(2)               6.61%
Sheldon Traube
624 Avenue O
Brooklyn, NY 11230


Daniel M. Sullivan          5,500,000                  4.28%


All Officers and Directors 46,560,000                 36.22%
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


  Mr. Murphy, the Company's President, does not receive a salary from the Company. He used to receive an administrative fee.
During Fiscal 2002 this fee ended and he received $4,500 for providing management and consulting services. These fees, including past due fees for several years, were paid on February 1, 2002 by the issuance of shares of Common Stock to Mr. Murphy. On such date, the Company issued an aggregate of 13,860,000 shares of Common Stock in settlement for all monies owed to him. In addition, Mr. Murphy agreed to wave any further fees until June 2002.


Item 13.  Exhibits and Reports on Form 8-K.


(a)         Exhibits

3.1 Articles of Incorporation of the Company, incorporated by reference to Form S-18 Registration Statement No. 33-2034-NY (the "Registration Statement").

3.2         By-Laws of the Company incorporated by reference to
            Exhibit 6 of the Registration Statement.

10.1        Form of Subscription Agreement.

10.2        Subscription Agreement between the Company and Joseph L.
            Murphy dated February 15, 2002.

10.3 Subscription Agreement between the Company and Jerrold Walkenfeld dated February 15, 2002.

10.4        Agreement between the Company and JLM Couture, Inc. dated
            February 1, 2002

23          Consent of Trochiano & Daszkowski, LLP dated June 25,
            2002.


(b)         Reports on Form 8-K

  During the last quarter of the fiscal year ended April 30, 2002, the Company filed no reports on Form 8-K.

                          SIGNATURES


  In accordance with Section 13 or 15(d) of the Exchange Act the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               NEW HARVEST CAPITAL CORPORATION



Dated: June 25, 2002           By:/s/Joseph L. Murphy
                                  Joseph L. Murphy, President



  In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: June 25, 2002       /s/Joseph L. Murphy
                              Joseph L. Murphy, President and
                              Director (Principal Executive,
                              Accounting, and Financial
                              Officer)



Dated: June 25, 2002       /s/Daniel M. Sullivan
                              Daniel M. Sullivan, Director



Dated: June 25, 2002       /s/Eve Traube
                              Eve Traube, Director




                    TROCHIANO & DASZKOWSKI LLP
                         1303 Clove Road
                     Staten Island, NY 10301




                   INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders of:
New Harvest Capital Corporation, New York, NY


  We have audited the accompanying balance sheets of New Harvest Capital Corporation, a corporation in the development stage since December 1, 1990, as of April 30, 2002 and 2001 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the years then ended.
These financial statements are the responsibility of New Harvest Capital Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Harvest Capital Corporation as of April 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/Trochiano & Daszkowski LLP
Trochiano & Daszkowski LLP
Staten Island, NY
June 25, 2002

                 NEW HARVEST CAPITAL CORPORATION
                (A Development Stage Corporation)
                         BALANCE SHEETS
                     April 30, 2002 and 2001

                              ASSETS

                                           2002            2001
                                        ________        ________
Current assets:
  Cash                                  $214,332        $  3,063
                                        ________        ________

    Total current assets                 214,332           3,063
                                        ________        ________
Other assets:
  Securities available for sale                -         126,772
                                        ________        ________

    Total assets                        $214,332        $129,835
                                        ========        ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses and taxes payable    $ 16,654        $ 13,940
  Due to related party                         -          71,300
                                        ________        ________

    Total current liabilities             16,654          85,240
                                        ________        ________
Stockholder's equity:
  Preferred stock - $.0001 par value
   authorized 5,000,000 shares; issued
   and outstanding - none

  Common stock - $.0001 par value,
   authorized 300,000,000 shares:
   issued and outstanding 128,559,999
   and 88,999,999 at April 30, 2002
   and 2001                               12,856           8,900
  Additional paid-in capital             574,324         442,980
  Retained (deficit) - prior to
   development stage inception          (314,120)       (314,120)
  Retained (deficit) - development
   stage                                 (75,382)       (149,826)

  Unrealized gain on securities
   available-for-sale, net of taxes            -          56,661
                                        ________        ________

    Total stockholders' equity           197,678          44,595

    Total liabilities and stock-
     holders' equity                    $214,332        $129,835
                                        ========        ========

 See accompanying notes to financial statements.



                NEW HARVEST CAPITAL CORPORATION
                (A Development Stage Corporation)
                   STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    FOR THE FISCAL YEARS ENDED
                     April 30, 2002 AND 2001


                                   2002             2001
                               ___________      ___________
Revenues:
  Interest                     $       170      $         6

Costs and expenses:
  General and adminis-
   trative                     $    28,998      $    13,426

  Management fees -
   related party                     4,500            6,000

                                    33,498           19,426

(Loss) from operations             (33,328)         (19,420)

 Gain on sale of stock              51,111                -

Provision for income
  taxes                                  -                -

Net income (loss)              $    17,783      $   (19,420)

Other Comprehensive income
  Unrealized gain (loss)
   on securities                         -          (45,472)

Total Comprehensive income
  (loss)                       $    17,783      $   (64,892)

Net (loss) per
  common share                 $         -      $         -

Weighted average
  common shares
  outstanding                   95,102,574       88,999,999

               See accompanying notes to financial statements.

                              NEW HARVEST CAPITAL CORPORATION
                             STATEMENTS OF SHAREHOLDERS' EQUITY
                      FOR THE FISCAL YEARS ENDED APRIL 30, 2002 AND 2001


                                         Additional    Retained     Retained                Total
                       Common Stock      Paid In       Deficit      Deficit     Unrealized  Shareholders'
                    Shares      Amount   Capital       Prior        Post        Gain        Equity

Balance,
 April 30, 2000   88,999,999     $8,900    $442,980     $ (314,120) (130,406)   102,133     109,487

Net loss                   -          -           -              -   (19,420)               (19,420)

Unrealized
 (Loss)
 Securities                -          -           -              -         -      (45,472)  (45,472)

Balance,
 April 30, 2001   88,999,999      8,900     442,980       (314,120) (149,826)      56,661    44,595

Sales of shares
 through private
 placement        25,000,000      2,500      60,000              -         -            -    62,500

Conversion of
 fees to shares   14,560,000      1,456      71,344              -         -            -    72,800

Net loss from
 operations                -          -           -              -   (33,328)           -   (33,328)

Realized gain
 on sale of
 stock                     -          -           -              -   107,772      (56,661)   51,111

                 128,559,999    $12,856    $574,324      $(314,120) $(75,382)           -  $197,678

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                NEW HARVEST CAPITAL CORPORATION
               (A Development Stage Corporation)
                       STATEMENTS OF CASH FLOWS
        FOR THE FISCAL YEARS ENDED APRIL 30, 2002 AND 2001

                                        2002         2001
                                       ________     ________
Cash flows from operating
 activities:
 Net Income (loss)                     $ 17,783     $(19,420)
 Adjustments to reconcile net
  (loss) to net cash (used)
  by operating activities:
   Realized gain on securities
    available for sale                  (51,111)           -
 Changes in assets and
  liabilities:
  Increase (decrease) in
   accrued expenses and taxes payable     2,714       13,249
  Increase (decrease) in amounts due
   to related party                     (71,300)       9,000
                                       ________      _______
Net cash (used for) provided by
 operating activities                  (101,914)       2,829
                                       ________      _______
Cash flows from investing
 activities:
  Proceeds from sale of
   securities                           177,883            -
                                        _______      _______
Net cash provided by
 investing activities                   177,883            -
                                        _______      _______

Proceeds from private placement
 offering                                62,500            -
Conversion of fees to shares             72,800            -
                                        _______      _______

Net cash from financing activities      135,300            -
                                        _______      _______

Net increase in cash                    211,269        2,829

Cash - beginning of year                  3,063          234
                                       ________     ________

Cash - end of year                     $214,332     $  3,063
                                       ________     ________
Supplemental disclosures of
 cash flow information:
Cash paid for interest                 $  -0-       $   -0-
                                       ========     ========
Cash paid for taxes                    $  -0-       $   -0-
                                       ========     ========


See accompanying notes to financial statements.

                NEW HARVEST CAPITAL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
                    FOR THE FISCAL YEARS ENDED
                     APRIL 30, 2002 AND 2001

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


3.   CONCENTRATION OF CREDIT RISK

     The Company maintains a single cash account with a major New York based financial institution. As of April 30, 2002, the account had a balance of $214,332 which was in excess of the amount covered by FDIC insurance. The Company does not have any assets that are considered to be cash equivalents.


    4.    MARKETABLE EQUITY SECURITIES

          All of the Company's securities have been classified as available-for-sale securities and are recorded at fair value with unrealized gains and losses included in comprehensive income and reported, net of taxes, in a separate component of stockholders' equity. The basis of cost used in determining realized gains and losses are the first-in, first-out method.
                 NEW HARVEST CAPITAL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
                    FOR THE FISCAL YEARS ENDED
                     APRIL 30, 2002 AND 2001


     Investments in securities at April 30, 2002 and 2001 were as follows:

                        Net         Gross       Un-
                        Amortized   Unrealized  realized   Fair
                        Cost        Gains       Losses     Value
                        _________   __________  ________   ________

     Available-for-sale   $     -    $     -       -       $    -
      securities at
      April 20, 2002

     Available-for-sale   $70,111    $56,661       -       $126,772
      securities at
      April 30, 2001


     5. INCOME TAXES

     The Company is in the process of resolving prior period
     Federal tax issues with regard to net operating loss carryforwards. A future benefit is expected to be derived from these net operating loss carryforwards.


 6.  RELATED PARTY TRANSACTIONS

 The Company has paid or accrued management fees to Mr. Murphy, who is an officer, director and major shareholder of the Company. These fees included $4,500 and $6,000 for each of the years ended April 30, 2002 and 2001, respectively.


 7.  SALE OF JLM COUTURE, INC. SHARES

 In May 2001 the Company sold 10,000 shares of JLM Couture, Inc. ( JLM Common Stock") to Mr. Joseph L. Murphy, President of the Company, at a price of $1.60 per share (the Purchase Price"), the fair market value thereof on the date of such sale. The purchaser paid $9,500 and owed the Company $6,500 which was significantly offset against amounts due Mr. Murphy by the Company.


                 NEW HARVEST CAPITAL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
                    FOR THE FISCAL YEARS ENDED
                     APRIL 30, 2002 AND 2001


 In February 2002, the Company sold its remaining 68,740 shares of JLM Common Stock to JLM Couture, Inc. for $2.355 per share, or an aggregate of $161,882.70. This was the average of the closing ask price for the ten days prior to the sale and was approved by the unanimous consent of the Board of Directors of the Company.


 8.  SHAREHOLDERS' EQUITY

 In February 2002, the Company issued 13,860,000 and 700,000 shares of Common Stock of the Company, respectively, to Mr. Murphy, its President, and Mr. Jerrold Walkenfeld, for $69,300 and $3,500, respectively. For Mr. Murphy, this represented $75,800 of management fees owed to him by the Company offset by $6,500 of the Purchase Price that he owed the Company. See
 Note 7 above. For Mr. Walkenfeld, this represented payment for accounting services rendered.

 In March 2002, the Company completed a private offering of 25,000,000 shares of its Common Stock to raise working capital for the Company, raising an aggregate of $62,500. Such offering was made to six persons, including Daniel Sullivan, a director of the Company, and Mr. Edward Murphy, the father of Mr. Joseph L. Murphy, President of the Company. This offering was conducted pursuant to Regulation D promulgated under the Securities Act of 1933 and was unanimously approved by the Board of Directors of the Company.


 9.  RECENT ACCOUNTING PRONOUNCEMENTS

 Management does not believe that any of the recently issued accounting pronouncements will be applicable to the Company.









                          EXHIBIT INDEX



10.1      Form of Subscription Agreement.


10.2 Subscription Agreement between the Company and Joseph L. Murphy dated February 15, 2002.


10.3      Subscription Agreement between the Company and Jerrold
          Walkenfeld dated February 15, 2002.


10.4      Agreement between the Company and JLM Couture, Inc. dated
          February 1, 2002

23        Consent of Trochiano & Daszkowski, LLP dated June 25,
          2002.