Form 10QSB
period 2002-07-31
HARVEST CAPITAL CORP
filed 2002-09-17
CIK 785544

UNITES STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

                                OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________.

Commission file number 0-25824
                       -------
                 NEW HARVEST CAPITAL CORPORATION
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                   13-3334512
-------------------------------           -----------------------
(State or other jurisdiction of           (IRS Employer)
incorporation or organization)             Identification No.)

         225 West 37th Street, New York, New York 10018
-----------------------------------------------------------------
         (Address of Principal Executive Offices)

                          (212) 819-1066
-----------------------------------------------------------------
      Registrant's telephone number, (including area code)

-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No  [ ]

    As of September 13, 2002, there were 128,559,999 shares of common stock, par value $.0001 per share, outstanding.

    Transitional small business disclosure format (check one)

Yes   [ ]     No [X]

                          Page 1 of 13.

             The Exhibit Index is located on Page 10.

                 NEW HARVEST CAPITAL CORPORATION



                             INDEX



                                                            Page

Part I.  Financial Information:


  Item 1.  Financial Statements.


     Balance Sheets at July 31, 2002 and
       April 30, 2002                                         3


     Statements of Operations for the three
       months ended July 31, 2002 and 2001                    4


     Statements of Cash Flows for the
       three months ended July 31, 2002 and 2001              5


     Notes to Financial Statements                            6


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operation.     7-9


Part II.  Other Information:


  Item 5. Other Information.                                 10


  Item 6. Exhibits and Reports on Form 8-K.                  10


     Signature                                               11


     Certifications                                       12-13

                   PART I. FINANCIAL INFORMATION

                   NEW HARVEST CAPITAL CORPORATION
                     BALANCE SHEETS (Unaudited)


                               ASSETS



                                            July 31,      April 30,
                                              2002          2002
                                           -----------   ----------
                                           (Unaudited)
Current assets:
 Cash                                       $179,572      $214,332
                                             -------       -------
    Total assets                            $179,572      $214,332
                                             =======       =======


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
  Accrued expenses and
    taxes payable                          $  3,750      $ 16,654
                                            -------       -------
  Total current liabilities                   3,750        16,654
                                            -------       -------
Stockholders' equity
  Preferred stock - $.0001 par value,
  authorized 5,000,000 shares; issued
  and outstanding- none


  Common stock - $.0001 par value,
  authorized 300,000,000 shares;
  issued 128,559,999 at July 31, 2002
  and April 30, 2002;                        12,856        12,856
  Additional paid-in capital                574,324       574,324
  Retained (deficit)-prior to
   development stage                       (314,120)     (314,120)
  Retained (deficit)- post
   development stage                        (97,238)      (75,382)
                                           --------      --------
      Total stockholders' equity            175,822       197,678
                                           --------      --------

                                           $179,572      $214,332
                                            =======       =======


     See accompanying notes to consolidated financial statements.

                     NEW HARVEST CAPITAL CORPORATION


                       STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS ENDED JULY 31, 2002 AND 2001
                                (Unaudited)




                                                THREE MONTHS ENDED
                                                      JULY 31,
                                                 2002          2001
                                               ---------    ----------
Revenues:
 Interest                                   $        413   $        11
                                             -----------   -----------
Costs and expenses:
 General and administrative                       22,269            54
 Management fees - related party                       -         1,500
 Realized loss on sale of securities                   -           100
                                              ----------    ----------

                                                  22,269         1,654
                                              ----------    ----------

(Loss) from operations                           (21,856)       (1,643)

Provision for taxes                                    -             -
                                              ----------    ----------

Net (loss)                                  $    (21,856)  $    (1,643)
                                             ===========    ==========

Other Comprehensive income:
   Unrealized gain
   on securities                                       -        38,494
                                             -----------    ----------

Total Comprehensive (Loss) Income           $    (21,856)  $    36,851
                                             ===========    ==========

Net (loss) per common share                 $          -   $         -
                                             ===========    ==========

Weighted average common shares
 outstanding                                 128,599,999    89,999,999
                                             ===========    ==========

              See accompanying notes to financial statements.

                      NEW HARVEST CAPITAL CORPORATION


                     STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED JULY 31, 2002 AND 2001
                                (Unaudited)



                                                     THREE MONTHS ENDED
                                                           JULY 31,
                                                        2002      2001
                                                     ---------  ---------


Cash Flows from Operating Activities

 Net (loss)                                         $ (21,856)  $ (1,643)

Adjustments to reconcile net (loss)
 to net cash used in operations:
   Loss on securities sold                                  -        100
   Changes in operating assets and liabilities
     accrued expenses and taxes                       (12,904)   (14,500)
                                                     --------    -------
Net Cash (used for) Operating Activities              (34,760)   (16,043)
                                                     --------    -------
Cash Flows from Investing Activities

   Proceeds from sale of securities                         -     16,000
                                                     --------    -------

(Decrease) in cash and cash equivalents               (34,760)       (43)
Cash and cash equivalents beginning of period         214,332      3,063
                                                     --------    -------

Cash and cash equivalents end of period             $ 179,572   $  3,020
                                                     ========    =======

See accompanying notes to financial statements.

                NEW HARVEST CAPITAL CORPORATION
                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)



Note 1.

     The balance sheet as of July 31, 2002, the statements of operations for the three month periods ended July 31, 2002 and 2001 and the statements of cash flows for the three month periods ended July 31, 2002 and 2001, have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of July 31, 2002 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for its fiscal year ended April 30, 2002, which was filed with the Securities and Exchange Commission.


Note 2.

     During the fiscal quarter ended July 31, 2001, the Company sold 10,000 shares of JLM Couture, Inc. to a related party at a price of $1.60 per share, the fair market value thereof on the date of such sale.

     During the fiscal quarter ended April 30, 2002, the Company sold 68,740 shares of JLM Couture, Inc. to a related party at a price of $2.355 per share, the fair market value thereof on the date of such sale.

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.


Results of Operations

     The Company had limited operations in both periods and lost $21,856 for the three months ended July 31, 2002 and $1,643 for the same period in the prior year. With the Company's limited activities and resources, there is no assurance the Company will be able to develop or conduct profitable operations at any time in the future.

     The current years loss was due primarily to legal and other costs associated with an aborted merger transaction. The Company is presently looking for suitable merger candidates.


Liquidity and Capital Resources

     The Company reduced its non-cash assets during its fiscal year ended April 30, 2002. At July 31, 2002, the Company's assets were principally its cash resources.


Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board
( FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities and supersedes Emerging Issues Task Force issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF No. 94-3 is the requirement that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date an entity commits to an exit plan. A fundamental conclusion of SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of liability. SFAS No. 146 also establishes that the initial measurement of a liability be based on fair value. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The company does not believe that adoption of this pronouncement will have a significant effect on the company's financial condition, results of operations and cash flow.

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The standard rescinds FASB Statements No. 4 and 64 that deal with issues relating to the extinguishment of debt. The standard also rescinds FASB Statement No. 44 that deals with intangible assets of motor carriers. The standard modifies SFAS No. 13, "Accounting for Leases," so that certain capital lease modifications must be accounted for by lessees as sale-lease back transactions. Additionally, the standard identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. This statement is effective for fiscal years beginning after May 15, 2002. The company does not believe that adoption of this pronouncement will have a significant effect on the company's financial condition, results of operations and cash flow.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company adopted SFAS No. 144 as of February 3, 2002 and the adoption did not have a significant effect on the Company's financial condition, results of operations and cash flow.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under this Statement, obligations that meet the definition of a liability will be recognized consistently with the retirement of the associated tangible long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that adoption of this pronouncement will have a significant effect on the Company's financial condition, results of operations and cash flow.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. The Company does not believe that adoption of this pronouncement will have a significant effect on the Company's financial condition, results of operations and cash flow.


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

     3.2 Certificate of Renewal and Revival of Certificate of Incorporation of the Company filed with the Delaware Secretary of State on August 3, 2000 incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 2000.

     3.3 The Company's By-Laws are incorporated by reference to Exhibit 6 of the Registration Statement.

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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



                                  NEW HARVEST CAPITAL CORPORATION
                                  Registrant



                                  By:/s/Joseph L. Murphy
                                     -------------------
                                     Joseph L. Murphy, President
                                     (Duly authorized officer)

Dated: September 17, 2002

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Joseph L. Murphy, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of New Harvest Capital Corporation;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 17, 2002
                                By:/s/ Joseph L. Murphy
                                   ---------------------
                                Name:  Joseph L. Murphy
                                Title: Chief Executive Officer
                                       (Principal Executive Officer)

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Joseph L. Murphy, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of New Harvest Capital Corporation;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 17, 2002
                                By:/s/ Joseph L. Murphy
                                   ---------------------
                                Name:  Joseph L. Murphy
                                Title: Chief Financial Officer
                                       (Principal Financial Officer)