Form 10QSB
period 2002-10-31
HARVEST CAPITAL CORP
filed 2002-12-13
CIK 785544

UNITES STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

                                OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to                .
                              --------------  ----------------

Commission file number 0-25824
                       -------

                 NEW HARVEST CAPITAL CORPORATION
-------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                   13-3334512
-------------------------------          -----------------
(State or other jurisdiction of           (IRS Employer)
incorporation or organization)             Identification No.)

         225 West 37th Street, New York, New York 10018
------------------------------------------------------------
       (Address of Principal Executive Offices)

                          (212) 819-1066
-------------------------------------------------------------------
     Registrant's telephone number, (including area code)

(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 12, 2002, there were 128,559,999 shares of common stock, par value $.0001 per share.

    Transitional small business disclosure format (check one)

Yes [ ]      No [X]

                     Page 1 of 11.

           Exhibit Index is located on Page 10.


              NEW HARVEST CAPITAL CORPORATION


                              INDEX


                                                            Page
                                                            ----
Part I.  Financial Information:


  Item 1.  Financial Statements.


     Balance Sheets at October 31, 2002 and
       April 30, 2002                                          3


     Statements of Operations for the three
       months ended October 31, 2002 and 2001                  4


     Statements of Cash Flows for the
       three months ended October 31, 2002 and 2001            5


     Notes to Financial Statements                             6


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operation.      7-9


  Item 3. Controls and Procedures                              9


Part II.  Other Information:


  Item 6. Exhibits and Reports on Form 8-K.                   10


  Signature                                                   10


  Certifications                                           12-15






                     PART I. FINANCIAL INFORMATION

                   NEW HARVEST CAPITAL CORPORATION
                            BALANCE SHEETS
                             (UNAUDITED)


                               ASSETS


                                          October 31,    April 30,
                                             2002          2002
                                          -----------   -----------
                                         (Unaudited)
Current assets:
 Cash                                    $  175,465     $  214,332
                                          ---------      ---------

    Total assets                         $  175,465     $  214,332
                                          =========      =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities
  Accrued expenses and
    taxes payable                        $        -     $   16,654
                                          ---------      ---------

  Total current liabilities                       -         16,654
                                          ---------      ---------

Shareholders' equity
  Preferred stock - $.0001 par value,
  authorized 5,000,000 shares; issued
  and outstanding- none

  Common stock - $.0001 par value,
  authorized 300,000,000 shares;
  issued 128,559,999 at October 31,
  2002 and April 30, 2002;                   12,456         12,856
  Additional paid-in capital                574,324        574,324
  Retained (deficit)-prior to
   development stage                       (314,120)      (314,120)
  Retained (deficit)- post
   development stage                        (97,595)       (75,382)
                                          ---------      ---------

      Total stockholders' equity            175,465        197,678
                                          ---------      ---------

                                         $  175,465     $  214,332
                                          =========      =========

      See accompanying notes to consolidated financial statements.




                      NEW HARVEST CAPITAL CORPORATION
                         STATEMENTS OF OPERATIONS


                            Three Months Ended        Six Months Ended
                                 October 31,              October 31,
                              2002         2001         2002        2001
                           -----------  ----------   ---------   ----------

Revenues:
  Interest                 $      369   $         8   $       782   $      19
                            ---------    ----------    ----------    --------

Costs and expenses:
  General and adminis-
   trative                 $      726   $        30   $    22,995   $      84
Realized Loss on sale
  of securities                     -             -             -         100

  Management fee -
   related party                    -         1,500             -       3,000
                            ---------   -----------     ---------    --------

                                  726         1,530        22,995       3,184
                            ---------   -----------     ---------    --------

(Loss) from operations           (357)       (1,522)      (22,213)     (3,165)
 before income taxes

Provision for income taxes          -             -             -           -
                            ---------   -----------     ---------    --------

Net(Loss)                  $     (357)       (1,522)      (22,213)    (3,165)
                            ---------   -----------     ---------    -------

Other Comprehensive income
 Unrealized gain (loss) on
  securities                        -      (10,311)             -      28,183
                            ---------   ----------      ---------   ---------

Total Comprehensive income
 (loss)                    $     (357) $   (11,833)   $   (22,213) $   25,018
                            ---------   ----------     ----------   ---------

Net (loss) per common
  share                    $        -  $         -    $         -  $        -
                            ---------   ----------     ----------   ---------

Weighted average
  common shares
  outstanding             128,599,999   88,999,999    128,599,999  88,999,999

              See accompanying notes to financial statements.


                      NEW HARVEST CAPITAL CORPORATION
                          STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
            FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 AND 2001


                                                      Six Months Ended
                                                         October 31,
                                                        2002      2001
                                                     --------  --------
Cash Flows from Operating Activities
 Net (loss)                                         $ (22,213) $  (3,165)
Adjustments to reconcile net (loss)
 to net cash used in operations:
   Loss on securities sold                                  -        100
   Changes in operating assets and liabilities
     accrued expenses                                 (16,654)    (3,000)
                                                     --------   --------

Net Cash (used for) Operating Activities              (38,867)    (6,065)
                                                     --------   --------
Cash Flows from Investing Activities
   Proceeds from sale of securities                         -      6,000
                                                     --------   --------

(Decrease) in cash and cash equivalents               (38,867)       (65)
Cash and cash equivalents beginning of period         214,332      3,063
                                                     --------   --------

Cash and cash equivalents end of period             $ 175,465  $   2,998
                                                     ========   ========

             See accompanying notes to financial statements.



                NEW HARVEST CAPITAL CORPORATION
                 NOTES TO FINANCIAL STATEMENTS
                          (UNAUDITED)


Note 1.

     The balance sheet as of October 31, 2002, the statements of operations for the three month periods ended October 31, 2002 and 2001 and the statements of cash flows for the six month periods ended October 31, 2002 and 2001, have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of October 31, 2002 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

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


Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.


Results of Operations

Liquidity and Capital Resources

     The Company had limited operations in both periods and lost $357 for the three months ended October 31, 2002 and $1,522 for the same period in the prior year. It lost $22,213 for the six months ended October 31, 2002 and $3,165 for the same period in the prior year.


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


Item 3.   Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.



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



                                  NEW HARVEST CAPITAL CORPORATION
                                  Registrant

                                  By:/s/Joseph L. Murphy
                                     ---------------------------
                                     Joseph L. Murphy, President
                                     (Duly authorized officer)

Dated: December 11, 2002




                     CERTIFICATION PURSUANT TO
           SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002





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

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the Evaluation Date"); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 11, 2002
                                /s/Joseph L. Murphy
                                -------------------------------
                                Name:  Joseph L. Murphy
                                Title: Chief Executive Officer
                                       (Principal Executive Officer)



                     CERTIFICATION PURSUANT TO
           SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


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

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the Evaluation Date"); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 11, 2002
                                /s/Joseph L. Murphy
                                ------------------------------
                                Name:  Joseph L. Murphy
                                Title: Chief Financial Officer
                                       (Principal Financial Officer)