Form 10QSB
period 2003-01-31
HARVEST CAPITAL CORP
filed 2003-03-24
CIK 785544

UNITES STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

                                OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .
                               ----------------   ---------------

Commission file number 0-25824
                      ---------

                  NEW HARVEST CAPITAL CORPORATION
------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


        Delaware                              13-3334512
-------------------------------          ---------------------
(State or other jurisdiction of           (IRS Employer)
incorporation or organization)             Identification No.)

         225 West 37th Street, New York, New York 10018
--------------------------------------------------------------
          (Address of Principal Executive Offices)


                      (212) 819-1066
--------------------------------------------------------------
Registrant's telephone number, (including area code)


----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]        No  [ ]


   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 14, 2003, there were 128,559,999 shares of common stock, par value $.0001 per share.

    Transitional small business disclosure format (check one)

Yes  [ ]     No   [X]

                          Page 1 of 15.

               Exhibit Index is located on Page 10.

                 NEW HARVEST CAPITAL CORPORATION



                              INDEX



                                                          Page
Part I.  Financial Information:


  Item 1.  Financial Statements.


     Balance Sheets at January 31, 2003 and
       April 30, 2002                                       3


     Statements of Operations and Comprehensive
       Income for the nine months ended
       January 31, 2003 and 2002                            4


     Statements of Cash Flows for the
       nine months ended January 31, 2003
       and 2002                                             5


     Notes to Financial Statements                          6


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operation.     7-8


  Item 3. Controls and Procedures                           9


Part II.  Other Information:


  Item 6. Exhibits and Reports on Form 8-K.                 10


     Signature                                              11


     Certifications                                         12-15

                 NEW HARVEST CAPITAL CORPORATION
                (A Development Stage Corporation)
                         BALANCE SHEETS
                           (Unaudited)



                              ASSETS


                                      January 31,       April 30,
                                         2003             2002
                                      -----------      -----------

Current assets:
  Cash                                 $170,904         $214,332
                                        -------          -------

    Total assets                       $170,904         $214,332
                                        =======          =======



                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses and taxes payable   $      -         $ 16,654
                                        -------          -------

    Total current liabilities                 -           16,654
                                        -------          -------

Stockholder's equity:
  Preferred stock - $.0001 par value
   authorized 5,000,000 shares; issued
   and outstanding - none

  Common stock - $.0001 par value,
   authorized 300,000,000 shares:
   issued and outstanding 128,559,999
   at January 31, 2003 and April
   30, 2002                              12,856           12,856

 Additional paid-in capital             574,324          574,324
  Retained (deficit) - prior to
   development stage inception
  Retained (deficit) - development
   stage                               (314,120)        (314,120)
  Unrealized gain on securities
   available-for-sale, net of taxes    (102,156)         (75,382)
                                        -------          -------

    Total stockholders' equity          170,904          197,678
                                        -------          -------

                                       $170,904         $214,332
                                        =======          =======


         See accompanying notes to financial statements.

                       NEW HARVEST CAPITAL CORPORATION
                      (A Development Stage Corporation)
                          STATEMENTS OF OPERATIONS AND
                            COMPREHENSIVE INCOME
                                 (Unaudited)


                                                        (Unaudited)
                             Three Months Ended       Nine Months Ended
                                 January 31,             January 31,
                              2003          2002        2003          2002
                            ----------   ----------  ----------   ----------
Revenues:
  Interest                $       325  $         6  $     1,107  $        25
                           ----------   ----------   ----------   ----------

Costs and expenses:
  General and adminis-
   trative                $     4,886  $     7,281  $    27,881  $     7,365
  Management fee -
   related party                    -        1,500            -        4,500
 Realized loss on sale
   Of securities                    -            -            -          100
                           ----------   ----------   ----------   ----------

                                4,886        8,781       27,881       11,965
                           ----------   ----------   ----------   ----------

(Loss) from operations         (4,561)      (8,775)     (26,774)     (11,940)

Provision for income taxes          -            -            -            -
                           ----------   ----------   ----------   ----------

Net(Loss)                      (4,561)      (8,775)     (26,774)     (11,940)

Other Comprehensive Income
 Unrealized gain (loss) on
  securities                        -       19,247            -       47,430
                           ----------   ----------   ----------   ----------

Total Comprehensive Income
 (loss)                   $    (4,561) $    10,472 $    (26,774) $    35,490
                           ----------   ----------  -----------   ----------

Net (loss) per common
  share                   $         -  $         - $         -   $         -
                           ==========   ==========  ===========   ==========

Weighted average
  common shares
  outstanding             128,599,999   88,999,999 128,599,999   88,999,999
                          ===========   ========== ===========   ==========




               See accompanying notes to financial statements.



                       NEW HARVEST CAPITAL CORPORATION
                      (A Development Stage Corporation)
                          STATEMENTS OF CASH FLOWS
                              (Unaudited)





                                           Nine Months Ended
                                              January 31,
                                           2003           2002
                                      ------------    -----------

Cash flows from operating
 activities:
 Net (loss)                             $ (26,774)     $(11,940)
 Adjustments to reconcile net
  (loss) to net cash (used)
  for operations:
  Loss on securities sold                       -           100
  Changes in operating assets
   and liabilities
  Decrease in accrued expenses
   and taxes payable                      (16,654)       (2,500)
                                          -------       -------
  Net cash (used for) operating
    activities                            (43,428)      (14,340)
                                          -------       -------

  Cash flows from investing activities
   Proceeds from sale of securities             -         9,500
                                          -------       -------

  Cash flows from financing activities
   Related party borrowing                      -         4,500
                                          -------       -------
 (Decrease) in cash and cash equivalents  (43,428)         (340)
 Cash and cash equivalents beginning
  of year                                 214,332         3,063
                                          -------       -------
 Cash and cash equivalents end of
  period                                 $170,904      $  2,723
                                          =======       =======



         See accompanying notes to financial statements.


                NEW HARVEST CAPITAL CORPORATION
                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)


Note 1.

The balance sheets as of January 31, 2003 and April 31, 2002, the statements of operations and comprehensive income for the nine months ended January 31, 2003 and 2002 and the statements of cash flows for the nine month periods ended January 31, 2003 and 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of January 31, 2003 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for its fiscal year ended April 30, 2002 which was filed with the Securities and Exchange Commission.


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

Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations.


Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

The Company had limited operations in both periods and lost $4,561 for the three months ended January 31, 2003 and $8,775 for the same period in the prior year. It lost $26,774 for the nine months ended January 31, 2003 and $11,940 for the same period in the prior year.


Recent Accounting Pronouncements
--------------------------------

In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities and supersedes Emerging Issues Task Force issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF No. 94-3 is the requirement that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date an entity commits to an exit plan. A fundamental conclusion of SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of liability. SFAS No. 146 also establishes that the initial measurement of a liability be based on fair value. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The company does not believe that adoption of this pronouncement will have a significant effect on the company's financial condition, results of operations and cash flow.

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

Dated: March 21, 2003

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

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

               (c)  presented in this quarterly report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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


Date: March 21, 2003

                             /s/Joseph L. Murphy
                             ---------------------------------
                             Name:  Joseph L. Murphy
                             Title: Chief Executive Officer
                                    (Principal Executive Officer)

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

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

               (c)  presented in this quarterly report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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


Date: March 21, 2003

                             /s/Joseph L. Murphy
                             -----------------------------
                             Name:  Joseph L. Murphy
                             Title: Chief Financial Officer
                                    (Principal Financial Officer)