Form 10KSB
period 2003-04-30
HARVEST CAPITAL CORP
filed 2003-08-13
CIK 785544

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-KSB


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended April 30, 2003

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                    .
                               ----------------    -------------------
Commission file number 0-25824
                       -------

                    NEW HARVEST CAPITAL CORPORATION
-----------------------------------------------------------------------
             (Name of small business issuer in its charter)

     Delaware                           13-3334512
--------------------------------        -------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification No.)


c/o Kalin & Associates, P.C., 494 Eighth Avenue, Suite 800, NY, NY 10001
-----------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number:  (212) 819-1066
                            -------------------------------------------

Securities registered under Section 12(b) of the Act:  None
                                                       ----------------
Securities registered under Section 12(g) of the Act:

Common Stock, par value $.0001 per share
------------------------------------------------------------------------
                           (Title of Class)


     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.    Yes  X     No
     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB    [X]

     Issuer's revenues for its fiscal year ended April 30, 2003 were $1,385.

     The aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price of such stock in the over-the-counter market as quoted in the "Electronic Bulletin Board" on June 20, 2003 was approximately $231,000.

     As of August 6, 2003, issuer had 128,559,999 shares of its common stock, par value $0.001 outstanding.

     Transitional Small Business Disclosure Format:  Yes  [ ]  No  [X]



                               PART I

Item 1.   Description of Business.

     (a)  Business Development.    New Harvest Capital Corporation
("Harvest" or the "Company") formerly known as Harvest Capital Corporation was organized under the laws of the State of Delaware on August 29, 1985. In February 1986, Harvest completed a public offering of 50,000,000 shares of its Common Stock par value $.0001 per share (the "Common Stock"). In October 1988, Harvest formed a wholly-owned subsidiary, Exclusives for the Bride, Inc. ("Exclusives"). During its fiscal year ended April 30, 1991 ("Fiscal 1991"), the Company sold substantially all of the assets of Exclusives and since then it has had no substantial revenues.

     Since October 31, 1990 until February 2002, the Company's assets consisted primarily of Common Stock of JLM Couture, Inc. ("JLM"), a company registered under the Securities Exchange Act of 1934 which is engaged in the business of marketing bridal gowns and bridesmaids' gowns.

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

     At April 30, 2003, the Company had approximately $171,000 of cash (See "Management's Discussion and Analysis of Financial
Condition and Results of Operations", "Certain Transactions" and the Financial Statements elsewhere herein).

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

Item 3.   Legal Proceedings.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     During the Company's fourth fiscal quarter ended April 30, 2003, no matters were submitted to a vote of the security holders of the Company.




                              PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

     The Common Stock is traded in the over-the-counter market and has been quoted on the "Electronic Bulletin Board" since March 22, 1986. There is a very limited public market for the Common Stock. As of June 18, 2003, 128,559,999 shares of common stock were outstanding.

     The following table sets forth, for the respective periods indicated, the high and low bid quotations for Common Stock. The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.

Quarter Ended               High Bid           Low Bid
-------------               --------           -------
   2002
   ----
July 31, 2001                  .015              .005
October 31, 2001               .013              .006
January 31, 2002               .007              .003
April 30, 2002                 .013              .003

   2003
   ----
July 31, 2002                  .013              .004
October 31, 2002               .004              .001
January 31, 2003               .003              .001
April 30, 2003                 .007              .002

   2004
   ----
Through August 7, 2003         .004              .004



     No dividends have been paid on the Common Stock and the Company does not anticipate paying dividends in the foreseeable future.

     At June 17, 2003, there were approximately 244 holders of record of the Company's securities. The Company believes that it has more shareholders since many of its shares are held in "street" name.


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


(a)(1)    Financial Statements

     The following Financial Statements are filed as part of this reports.


Title of Document                                           Page
-----------------                                           ----

Report of Trochiano & Daszkowski LLP, Independent            F-1
Auditors.

Report of Goldstein Golub Kessler LLP, Independent           F-2
Auditors.

Balance Sheets as of April 30, 2003 and 2002                 F-3

Statements of Operations for the fiscal years                F-4
ended April 30, 2003 and 2002

Statements of Changes in Shareholders' Equity                F-5
for the fiscal years ended April 30, 2003 and 2002

Statements of Cash Flows for the fiscal years                F-6
ended April 30, 2003 and 2002

Notes to Financial Statements                          F-7 - F-9



Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     None.

                             PART III


Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.


     Set forth below are the names and ages of each executive officer and director of the Company, their respective positions, and periods of service:


Name                     Age               Position
----                      --               --------

Joseph L. Murphy          49               President and
                                           Director


Eve Traube                47               Executive Vice
                                           President and
                                           Director


Daniel M. Sullivan        79               Chairman of the Board
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

Item 10.  Executive Compensation.

Cash Compensation.

     During the fiscal year ended April 30, 2003 ("Fiscal 2003"), no executive officer received cash compensation from the Company and no executive officer received any personal benefits. See Item
12. "Certain Relationships and Related Transactions."


Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of August 7, 2002 the number of shares of the Common Stock held by each person who held of record or was known by the Company to own beneficially more than 5% of the Common Stock, the name and shareholdings of each director and all officers and directors as a group.


Name and Address of      Amount and Nature of          Percent of
Beneficial Owner         Beneficial Ownership(1)       Class
-------------------      -----------------------       ----------

Joseph L. Murphy              32,560,000                 25.33%
1375 Broadway
New York, NY  10018


Eve Traube                     8,500,000(2)               6.61%
Sheldon Traube
624 Avenue O
Brooklyn, NY 11230


Daniel M. Sullivan             5,500,000                  4.28%


All Officers and Directors    46,560,000                 36.22%
as a Group
(3 persons)
-------------------

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


Item 13.  Exhibits and Reports on Form 8-K.


(a)       Exhibits

3.1 Articles of Incorporation of the Company, incorporated by reference to Form S-18 Registration Statement No. 33-
          2034-NY (the "Registration Statement").

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

10.1      Form of Subscription Agreement.

10.2 Subscription Agreement between the Company and Joseph L. Murphy dated February 15, 2002.

10.3      Subscription Agreement between the Company and Jerrold
          Walkenfeld dated February 15, 2002.

10.4      Agreement between the Company and JLM Couture, Inc. dated
          February 1, 2002

23.1      Consent of Trochiano & Daszkowski, LLP dated August 6,
          2003.

23.2      Consent of Goldstein Golub Kessler LLP, dated August 13,
          2003.


(b)       Reports on Form 8-K

     During the last quarter of the fiscal year ended April 30, 2003, the Company filed no reports on Form 8-K.






                         SIGNATURES
                         ----------



     In accordance with Section 13 or 15(d) of the Exchange Act the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NEW HARVEST CAPITAL CORPORATION



Dated: August 12, 2003            By:/s/Joseph L. Murphy
                                     ----------------------------
                                     Joseph L. Murphy, President



     In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: August 12, 2003             /s/Joseph L. Murphy
                                   ------------------------------
                                   Joseph L. Murphy, President and
                                   Director (Principal Executive,
                                   Accounting, and Financial
                                   Officer)



Dated: August 12, 2003             /s/Daniel M. Sullivan
                                   ------------------------------
                                   Daniel M. Sullivan, Director



Dated: August 12, 2003             /s/Eve Traube
                                   ------------------------------
                                   Eve Traube, Director








                    TROCHIANO & DASZKOWSKI LLP
                         1303 Clove Road
                     Staten Island, NY 10301




                   INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders of:
New Harvest Capital Corporation, New York, NY


     We have audited the accompanying balance sheets of New Harvest Capital Corporation, a corporation in the development stage since December 1, 1990, as of April 30, 2002 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of New Harvest Capital Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Harvest Capital Corporation as of April 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/Trochiano & Daszkowski LLP
-----------------------------
Trochiano & Daszkowski LLP
Staten Island, NY
June 25, 2002




                  INDEPENDENT AUDITOR'S REPORT





To the Board of Directors
New Harvest Capital Corporation


  We have audited the accompanying balance sheet of New Harvest Capital Corporation as of April 30, 2003 and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Harvest Capital Corporation as of April 30, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



                                  /s/GOLDSTEIN GOLUB KESSLER LLP
                               -------------------------------
                               GOLDSTEIN GOLUB KESSLER LLP

New York, New York
August 6, 2003




                 NEW HARVEST CAPITAL CORPORATION
                        BALANCE SHEETS
                     April 30, 2003 and 2002



                              ASSETS


                                           2003            2002
                                         -------         -------
Current assets:
  Cash                                  $171,061        $214,332
                                         -------         -------

    Total assets                         171,061         214,332
                                         =======         =======



                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued expenses and taxes payable       6,215          16,654
                                         -------         -------
    Total current liabilities              6,215          16,654
                                         -------         -------
Shareholder's equity:
  Preferred stock - $.0001 par value
   authorized 5,000,000 shares; issued
   and outstanding - none

  Common stock - $.0001 par value,
   authorized 300,000,000 shares:
   issued and outstanding 128,559,999
   at April 30, 2003 and 2002             12,856          12,856
  Additional paid-in capital             574,324         574,324
  Accumulated deficit                   (422,334)       (389,502)
                                         -------         -------
    Total shareholders' equity           164,846         197,678
                                         -------         -------
    Total liabilities and share-
     holders' equity                    $171,061        $214,332
                                         =======         =======

See accompanying notes to financial statements.



                 NEW HARVEST CAPITAL CORPORATION
                   STATEMENTS OF OPERATIONS
                   FOR THE FISCAL YEARS ENDED
                     April 30, 2003 AND 2002


                                    2003            2002
                               -----------      -----------
Revenues:
  Interest                    $      1,385     $        170
                               -----------      -----------
Costs and expenses:
  General and adminis-
   trative                          34,217           28,998

  Management fees -
   related party                         -            4,500
                               -----------      -----------
                                    34,217           33,498
                               -----------      -----------
 Loss from operations             (32,832)         (33,328)

 Gain on sale of stock                   -           51,111
                               -----------      -----------
Net income (loss)             $    (32,832)    $     17,783
                               ===========      ===========
Net income (loss) per
 weighted average number of
 common shares                $          -     $          -
                               ===========      ===========
Weighted average number
  of common shares
  outstanding                  128,599,999      128,599,999
                               ===========      ===========

See accompanying notes to financial statements.

                                NEW HARVEST CAPITAL CORPORATION
                             STATEMENTS OF SHAREHOLDERS' EQUITY
                      FOR THE FISCAL YEARS ENDED APRIL 30, 2003 AND 2002


                                         Additional                              Total
                       Common Stock      Paid In       Accumulated   Unrealized  Shareholders'
                    Shares      Amount   Capital       Deficit       Gain        Equity
                  ----------    -------  ----------    -----------   ----------  -------------
Balance,
 April 30, 2001   88,999,999     $8,900    $442,980     (463,946)     56,661       44,595

Sales of shares
 through private
 placement        25,000,000      2,500      60,000            -           -       62,500

Conversion of
 fees to shares   14,560,000      1,456      71,344            -           -       72,800

Net loss from
 operations                -          -           -      (33,328)          -      (33,328)

Realized gain
 on sale of
 stock                     -          -           -       107,772     (56,661)      51,111

Balance,
 April 30, 2002  128,559,999    $12,856    $574,324     $(389,502)          -     $197,678

Net loss                   -          -           -       (32,832)          -      (32,832)
                 -----------     ------     -------      --------     -------     --------
Balance,
 April 30, 2003  128,559,999    $12,856    $574,324     $(422,334)          -    $(164,846)
                 ===========     ======     =======      ========     =======     ========

The accompanying notes to financial statements are an integral part of these financial statements.


                NEW HARVEST CAPITAL CORPORATION
                   STATEMENTS OF CASH FLOWS
        FOR THE FISCAL YEARS ENDED APRIL 30, 2003 AND 2002


                                          2003         2002
                                        -------      -------
Cash flows from operating
 activities:
 Net income (loss)                     $(32,832)    $ 17,783
 Adjustments to reconcile net
  income (loss) to net cash used
  in operating activities:
   Realized gain on securities
    available for sale                        -      (51,111)
 Changes in operating assets
  and liabilities:
  Increase (decrease) in
   accrued expenses                     (10,439)       2,714
  Decrease in amounts due
   to related party                           -      (71,300)
Net cash used in                        -------      -------
 operating activities                   (43,271)    (101,914)
                                        -------      -------
Cash flows provided by investing
 activities - proceeds from sale
 of securities                                -      177,883
                                        -------      -------

Cash flows from financing activities:

Proceeds from private placement
 offering                                     -       62,500
Conversion of fees to shares                  -       72,800
                                        -------      -------
Net cash provided by financing
 activities                                   -      135,300
                                        -------      -------
Net increase (decrease) in cash         (43,271)     211,269

Cash - beginning of year                214,332        3,063
                                        -------      -------
Cash - end of year                     $171,061     $214,332
                                        =======      =======

 See accompanying notes to financial statements.



                 NEW HARVEST CAPITAL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
                    FOR THE FISCAL YEARS ENDED
                     APRIL 30, 2003 AND 2002


1.   THE COMPANY

     New Harvest Capital Corporation (the "Company") was organized under the laws of the state of Delaware on August 29, 1985. The Company was engaged in the retail sale of bridal clothes and is currently engaged in the activity of searching for and investigating business opportunities.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which the Company adopted effective November 1, 1998, establishes standards for computing and presenting earnings per share ("EPS"). The standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates. Actual results could differ from these estimates.

     The Company maintains cash in a bank deposit account which at times may exceed federally insured limits. The Company has not experienced any losses on this account.

3.   RELATED PARTY TRANSACTIONS

 The Company paid management fees of $4,500 to an officer, director and major shareholder of the Company during the year ended April 30, 2002.

4.   SALE OF JLM COUTURE, INC. SHARES

 In May 2001 the Company sold 10,000 shares of JLM Couture, Inc. ("JLM Common Stock") to Mr. Joseph L. Murphy, President of the Company, at a price of $1.60 per share (the "Purchase Price"), the fair market value thereof on the date of such sale. The purchaser paid $9,500 and owed the Company $6,500 which was offset against amounts due Mr. Murphy by the Company.




                 NEW HARVEST CAPITAL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
                    FOR THE FISCAL YEARS ENDED
                     APRIL 30, 2003 AND 2002


4.   SALE OF JLM COUTURE, INC. SHARES (CONTINUED)

 In February 2002, the Company sold its remaining 68,740 shares of JLM Common Stock to JLM Couture, Inc. for $2.355 per share, or an aggregate of $161,882.70. This was the average of the closing ask price for the ten days prior to the sale and was approved by the unanimous consent of the Board of Directors of the Company.


5.   SHAREHOLDERS' EQUITY

 In February 2002, the Company issued 13,860,000 and 700,000 shares of Common Stock of the Company, respectively, to Mr. Murphy, its President, and Mr. Jerrold Walkenfeld, for $69,300 and $3,500, respectively. For Mr. Murphy, this represented $75,800 of management fees owed to him by the Company offset by $6,500 of the Purchase Price that he owed the Company. See
 Note 4 above. For Mr. Walkenfeld, this represented payment for accounting services rendered.

 In March 2002, the Company completed a private offering of 25,000,000 shares of its Common Stock raising an aggregate of $62,500. This offering was conducted pursuant to Regulation
 D promulgated under the Securities Act of 1933 and was unanimously approved by the Board of Directors of the Company.


6.   RECENT ACCOUNTING PRONOUNCEMENTS

 Management does not believe that any of the recently issued accounting pronouncements will be applicable to the Company.





                          EXHIBIT INDEX



23.1      Consent of Trochiano & Daszkowski, LLP dated August 6,
          2003.

23.2      Consent of Goldstein Golub Kessler LLP dated August 13,
          2003.





                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


 I, Joseph L. Murphy, certify that:

     1. I have reviewed this annual report on Form 10-KSB of New Harvest Capital Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this annual report (the "Evaluation
Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 12, 2003
                             /s/Joseph L. Murphy
                             ------------------------------------
                             Name:  Joseph L. Murphy
                             Title: Chief Executive Officer and
                                    Chief Financial Officer
                                   (Principal Executive and
                                    Financial Officer)