Form 10QSB
period 2003-07-31
HARVEST CAPITAL CORP
filed 2003-09-19
CIK 785544

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003
                                                    -------------
                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM                 TO
          ---------------    ---------------

Commission file number 0-25824
                       -------


                  NEW HARVEST CAPITAL CORPORATION
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                  13-3337553
-------------------------------           -----------------------
(State or other jurisdiction of           (IRS Employer
incorporation or organization)            Identification No.)

c/o Kalin & Associates, P.C., 494 Eighth Avenue, Suite 800, New
York, New York 10001
-----------------------------------------------------------------
             (Address of Principal Executive Offices)

                         (212) 819-1066
-----------------------------------------------------------------
                    Issuer's telephone number

-------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

As of September 18, 2003, there were 128,559,999 shares of common stock, par value $.0001 per share, outstanding.

Transitional small business disclosure format (check one)

Yes [   ]      No [ X ]



             The Exhibit Index is located on Page 8


                          Page 1 of 9




                 NEW HARVEST CAPITAL CORPORATION


                              INDEX



                                                            Page
Part I.  Financial Information:                             ----


  Item 1.  Financial Statements.


     Condensed Balance Sheets at July 31, 2003 and
       April 30, 2003                                         3


     Condensed Statements of Operations for the three
       months ended July 31, 2003 and 2002                    4


     Condensed Statements of Cash Flows for the
       three months ended July 31, 2003 and 2002              5


     Notes to Condensed Financial Statements                  6


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operation.       6


  Item 3. Controls and Procedures                             7


Part II.  Other Information:


  Item 6. Exhibits and Reports on Form 8-K.                   8


     Signature                                                9





                   NEW HARVEST CAPITAL CORPORATION
                    CONDENSED BALANCE SHEETS (Unaudited)

                    PART I. FINANCIAL INFORMATION

                               ASSETS



                                            July 31,      April 30,
                                              2003          2003
                                            --------      --------
                                           (Unaudited)
Current assets:
 Cash                                      $ 160,841     $ 171,061
                                            --------      --------
    Total assets                           $ 160,841     $ 171,061
                                            ========      ========



                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
  Accrued expenses and
    taxes payable                          $   5,000     $   6,215
                                            --------      --------
  Total current liabilities                    5,000         6,215
                                            --------      --------
Stockholders' equity
  Preferred stock - $.0001 par value,
  authorized 5,000,000 shares; issued
  and outstanding - none                           -             -

  Common stock - $.0001 par value,
  authorized 300,000,000 shares;
  issued 128,559,999 at July 31, 2003
  and April 30, 2003;                         12,856        12,856
  Additional paid-in capital                 574,324       574,324
  Accumulated deficit                       (431,339)     (422,334)
                                            --------      --------
      Total stockholders' equity             155,841       164,846
                                            --------      --------
                                           $ 160,841     $ 171,061
                                            ========      ========



       See accompanying notes to condensed financial statements.





                      NEW HARVEST CAPITAL CORPORATION
                  CONDENSED STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002
                                (Unaudited)






                                                THREE MONTHS ENDED
                                                      JULY 31,
                                                 2003         2002
                                             -----------   -----------


Revenues:
 Interest                                   $        134  $        413
                                             -----------   -----------
Costs and expenses:
 General and administrative                        9,139        22,269
                                             -----------   -----------
Net loss                                    $     (9,005) $    (21,856)
                                             ===========   ===========
Net loss per weighted average
number of common shares                     $          -  $          -
                                             ===========   ===========
Weighted average number of common
 shares outstanding                          128,559,999   128,559,999
                                             ===========   ===========




         See accompanying notes to condensed financial statements.



                    NEW HARVEST CAPITAL CORPORATION
                  CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002
                                (Unaudited)





                                                     THREE MONTHS ENDED
                                                           JULY 31,
                                                        2003      2002
                                                      -------   --------

Cash Flows from operating activities:

 Net loss                                            $ (9,005)  $(21,856)

Adjustments to reconcile net loss
 to net cash used in operating activities:
   Changes in operating assets and liabilities:
   Decrease in accrued expenses                        (1,215)   (12,904)
                                                      -------    -------
Net Cash used in Operating Activities                 (10,220)   (34,760)
                                                      -------    -------
Net decrease in cash                                  (10,220)   (34,760)
Cash beginning of period                              171,061    214,332
                                                      -------    -------
Cash end of period                                   $160,841   $179,572
                                                      =======    =======



         See accompanying notes to condensed financial statements.


                 NEW HARVEST CAPITAL CORPORATION
            NOTES TO CONDENSED FINANCIAL STATEMENTS
                          (Unaudited)


Note 1.

     The condensed balance sheet as of July 31, 2003, the condensed statements of operations for the three month periods ended July 31, 2003 and 2002 and the condensed statements of cash flows for the three month periods ended July 31, 2003 and 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of July 31, 2003 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for its fiscal year ended April 30, 2003, which was filed with the Securities and Exchange Commission.


Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.


Results of Operations

     The Company had limited operations in both periods and a loss of $9,005 for the three months ended July 31, 2003 and $21,856 for the same period last year. With the Company's limited activities and resources, there is no assurance the Company will be able to develop or conduct profitable operations at any time in the future.

     The current period's loss was due primarily to legal and other administrative fees. The Company is presently looking for suitable merger candidates.


Liquidity and Capital Resources

     The Company reduced its non-cash assets during its fiscal year ended April 30, 2003. At July 31, 2003, the Company's assets were principally its cash resources.


Safe Harbor Statement

     Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers of any business; the effect of the Company's accounting policies; the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and trade restrictions and the results of the Company's business plan.


Item 3.   Controls and Procedures.

     The Company maintains "disclosure controls and procedures," as such term is defined in Rules 13a-15e and 15d-15e of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

     The Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) has evaluated the effectiveness of its "disclosure controls and procedures" as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.





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

     3.3 The Company's By-Laws are incorporated by reference to Exhibit 6 of the Registration Statement.

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)       Reports on Form 8-K.

               None.




                            SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NEW HARVEST CAPITAL CORPORATION
                                  Registrant



                                  By:/s/Joseph L. Murphy
                                     ----------------------------
                                     Joseph L. Murphy, President
                                     (Duly authorized officer)

Dated: September 17, 2003