Form 10QSB
period 2003-10-31
HARVEST CAPITAL CORP
filed 2003-12-15
CIK 785544

UNITES STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                          FORM 10-QSB



[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE
       ACT

For    the    transition   period from             to
                                       ------------   ------------

Commission file number 0-25824
                       -------

                 NEW HARVEST CAPITAL CORPORATION
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                   13-3334512
-------------------------------           -----------------------
(State or other jurisdiction of           (IRS Employer
incorporation or organization)             Identification No.)


c/o  Kalin & Associates, P.C., 494 8th Avenue, Suite 800, NY,  NY
10001
-----------------------------------------------------------------
            (Address of Principal Executive Offices)


                          (212) 819-1066
-----------------------------------------------------------------
                    Issuer's telephone number


-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 12, 2003, there were 128,559,999 shares of common stock, par value $.0001 per share.

Transitional  small business disclosure format (check  one):

              Yes       No  X
                  ---      ---


                         Page 1 of 10.


              Exhibit Index is located on Page 9.




                NEW HARVEST CAPITAL CORPORATION




                             INDEX


                                                            Page
Part I.  Financial Information:


  Item 1.  Financial Statements.


     Condensed Balance Sheets at October 31, 2003 and
       April 30, 2003                                          3


     Condensed Statements of Operations for the three
       months ended October 31, 2003 and 2002                  4


     Condensed Statements of Cash Flows for the
       three months ended October 31, 2002 and 2001            5


     Notes to Condensed Financial Statements                   6


  Item 2. Management's Discussion and Analysis or
          Plan of Operation.                                   7


  Item 3. Controls and Procedures                            7-8


Part II.  Other Information:


  Item 6. Exhibits and Reports on Form 8-K.                    9


  Signature                                                   10






                    PART I. FINANCIAL INFORMATION

                      NEW HARVEST CAPITAL CORPORATION
                         CONDENSED BALANCE SHEETS
                                (UNAUDITED)

                                  ASSETS

                                         October 31,      April 30,
                                            2003            2003
                                         ----------       ---------
                                         (Unaudited)
Current assets
 Cash                                    $ 161,020        $ 171,061
                                          --------         --------
    Total assets                         $ 161,020        $ 171,061
                                          ========         ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accrued expenses and
    taxes payable                        $  10,315        $   6,215
                                          --------         --------
  Total current liabilities                 10,315            6,215
                                          --------         --------
Stockholders' equity
  Preferred stock - $.0001 par value,
  authorized 5,000,000 shares; issued
  and outstanding- none                          -                -

  Common stock - $.0001 par value,
  authorized 300,000,000 shares;
  issued 128,559,999 at October 31,
  2003 and April 30, 2003;                  12,856           12,856
  Additional paid-in capital               574,324          574,324
  Accumulated deficit                     (436,475)        (422,334)
                                          --------         --------
      Total stockholders' equity           150,705          164,846
                                          --------         --------
                                         $ 161,020        $ 171,061
                                          ========         ========


       See accompanying notes to condensed financial statements
                     NEW HARVEST CAPITAL CORPORATION
                    CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)






Three Months Ended     Six Months Ended
                                October 31,           October 31,
                             2003       2002       2003          2002
                        ----------- ----------- -----------  -----------

Revenues:
  Interest             $        204 $       369 $       338  $       782
                        ----------- ----------- -----------  -----------
Costs and expenses:
  General and adminis-
   trative             $      5,340 $       726      14,479  $    22,995
                        ----------- ----------- -----------  -----------

Net loss               $     (5,136)$      (357)$   (14,141) $   (22,213)
                        =========== =========== ===========  ===========

Net loss per weighted
 average number of
 common shares         $          - $         - $         -  $         -
                        =========== =========== ===========  ===========

Weighted average number
 of common shares
 outstanding            128,559,999 128,559,999 128,559,999  128,559,999
                        =========== =========== ===========  ===========





        See accompanying notes to condensed financial statements.
                     NEW HARVEST CAPITAL CORPORATION
                    CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
            FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 AND 2002






Six Months Ended
                                                          October 31,
                                                        2003      2002
                                                      -------   --------


Cash Flows from operating activities:
 Net loss                                            $(14,141)  $(22,213)
Adjustments to reconcile net loss
 to net cash used in operating activities:
   Changes in operating assets and liabilities:
    Increase (decrease) in accrued expenses             4,100    (16,654)
                                                      -------   --------
Net Cash used in Operating Activities                 (10,041)   (38,867)
                                                      -------   --------

Net decrease in cash                                  (10,041)   (38,867)
Cash beginning of period                              171,061    214,332
                                                      -------   --------

Cash end of period                                   $161,020   $175,465
                                                      =======   ========






        See accompanying notes to condensed financial statements.









                 NEW HARVEST CAPITAL CORPORATION
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


Note 1.

      The  condensed balance sheet as of October  31,  2003,  the condensed statements of operations for the three and six month periods ended October 31, 2003 and 2002 and the condensed statements of cash flows for the six month periods ended October 31, 2003 and 2002, have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of October 31, 2003 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for its fiscal year ended April 30, 2003, which was filed with the Securities and Exchange Commission.
Item 2.   Management's  Discussion  and  Analysis  or   Plan   of
          Operations.


Results of Operations

      The Company had limited operations in both periods and a loss of $5,136 for the three months ended October 31, 2003 and $357 for the same period last year. The Company had a loss of $14,141 for the six months ended October 31, 2003 and $22,213 for the same period last year.


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

               3.2        Certificate of Renewal and  Revival  of
               Certificate of Incorporation of the Company filed with the Delaware Secretary of State on August 3,
               2000.

               3.3        The  Company's By-Laws are incorporated
               by  reference  to  Exhibit 6 of  the  Registration
               Statement.

               31.1       Certification  pursuant  to  18  U.S.C.
               Section  1350, as adopted pursuant to Section  906
               of the Sarbanes-Oxley Act of 2002.

               32.1       Certification  pursuant  to  18  U.S.C.
               Section  1350, as adopted pursuant to Section  906
               of the Sarbanes-Oxley Act of 2002.


     (b)       Reports on Form 8-K.

               None.







                             SIGNATURE
                             ---------


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

Dated: December 12, 2003