Form 10QSB
period 2004-01-31
HARVEST CAPITAL CORP
filed 2004-03-22
CIK 785544

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                       FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to            .
                               ----------   -----------

Commission file number 0-25824
                       -------

            NEW HARVEST CAPITAL CORPORATION
----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

           Delaware                      13-3334512
---------------------------------- -------------------------
(State or other jurisdiction of       (IRS Employer)
incorporation or organization)         Identification No.)


c/o Kalin Levine Weinberg LLC, 494 Eighth Avenue, Suite 800
New York, New York 10001
-----------------------------------------------------------------

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

Yes [X]     No  [  ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 22, 2004, there were 128,599,999 shares of common stock, par value $.0001 per share outstanding.

Transitional small business disclosure format (check one):

Yes [  ]     No  [X]




              NEW HARVEST CAPITAL CORPORATION



                      INDEX

                                                 Page
                                                 ----

Part I. Financial Information:


Item 1. Financial Statements.


Condensed Balance Sheets at January 31, 2004 and
April 30, 2003                                       4


Condensed Statements of Operations for the three
and nine month periods ended January 31,
2004 and 2003                                         5


Condensed Statements of Cash Flows for the nine
months ended January 31, 2004 and 2003                 6


Notes to Condensed Financial Statements                7


Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operation.           7-9


Item 3. Controls and Procedures                          9


Part II. Other Information:


Item 6. Exhibits and Reports on Form 8-K.                11


Signature                                                12







PART I. FINANCIAL INFORMATION



                   NEW HARVEST CAPITAL CORPORATION
                     CONDENSED BALANCE SHEETS


ASSETS
                                 January 31,     April 30,
                                     2004          2003
                                 (Unaudited)
                                 ----------      --------
Current assets:
Cash                                161,229       171,061
                                    -------       -------
Total assets                        161,229       171,061
                                    =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
Accrued expenses and taxes payable $ 11,315          6,215
                                    -------        -------
Total current liabilities            11,315          6,215
                                    -------        -------
Stockholder's equity:
Preferred stock - $.0001 par value
authorized 5,000,000 shares; issued
and outstanding - none                    -              -

Common stock - $.0001 par value,
authorized 300,000,000 shares:
issued and outstanding 128,599,999
at January 31, 2004 and April 30,
2003                                 12,856          12,856

Additional paid-in capital          574,324         574,324
Accumulated deficit                (437,266)       (422,334)
                                    -------         -------
Total stockholders' equity          149,914         164,846
                                    -------         -------
                                   $161,229        $171,061
                                    =======         =======


See accompanying notes to condensed financial statements.



                     NEW HARVEST CAPITAL CORPORATION
                    CONDENSED STATEMENTS OF OPERATIONS
                         (UNAUDITED)





                      Three Months Ended        Nine Months Ended
                          January 31,              January 31,
                        2004       2003         2004       2003
                    ----------- -----------  ----------- -----------
Revenues:
Interest              $    209    $    325    $     547    $    1,107
                      ---------   --------    ---------    -----------
Costs and expenses:
General and adminis-
trative               $   1,000    $  4,886    $  15,479    $   27,881
                      ---------    --------    ---------    ----------

Net loss              $     (791)  $  (4,561) $  (14,932)   $   (26,774)
                      ===========  =========  ==========    ===========

Net loss per weighted
average number of
common shares-basic
and diluted            $       -    $     -    $        -    $        -
                      ===========   ========   ===========   ===========

Weighted average
number of common
shares outstanding
-basic and diluted   128,599,999   128,599,999  128,599,999  128,599,999
                     ===========   ===========  ===========  ===========

See accompanying notes to condensed financial statements.




         NEW HARVEST CAPITAL CORPORATION
          CONDENSED STATEMENTS OF CASH FLOWS
                  (UNAUDITED)

FOR THE NINE MONTHS ENDED JANUARY 31, 2004 AND 2003




                               Nine Months Ended
                                  January 31,
                                2004         2003
                              --------     --------

Cash flows from operating
activities:
 Net loss                     $(14,932)   $ (26,774)
Adjustments to reconcile net
 loss to net cash used in
 operations:
Changes in operating assets
 and liabilities:
 Increase (decrease) in accrued
  expenses and taxes payable       5,100     (16,654)
                                --------    --------
Net cash used in operating
activities                        (9,832)     (43,428)
                                --------     --------
Net decrease in cash              (9,832)     (43,428)
Cash beginning of period         171,061      214,332
                                --------     --------
Cash end of period             $ 161,229    $ 170,904
                                ========     ========


See accompanying notes to condensed financial statements.




            NEW HARVEST CAPITAL CORPORATION
        NOTES TO CONDENSED FINANCIAL STATEMENTS
                  (UNAUDITED)


Note 1.


The condensed balance sheet as of January 31, 2004, the condensed statements of operations for the three and nine month periods ended January 31, 2004 and 2003 and the condensed statements of cash flows for the nine month periods ended January 31, 2004 and 2003, have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of January 31, 2004 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

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



Item 2. Management's Discussion and Analysis or Plan of
Operations.


Results of Operations

The Company had limited operations in both periods and a loss of $791 for the three months ended January 31, 2004 and $4,561 for the same period last year. The Company had a loss of $14,932 for the nine months ended January 31, 2004 and $26,774 for the same period last year.


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


Item 3. Controls and Procedures.

The Company maintains "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

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

Dated: March 22, 2004