Form 10KSB
period 2004-04-30
HARVEST CAPITAL CORP
filed 2004-08-13
CIK 785544

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-KSB


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended April 30, 2004

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


c/o Kalin Levine Weinberg LLC, 494 Eighth Avenue, Suite 800, NY, NY 10001
-------------------------------------------------------------------------
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

     Issuer's revenues for its fiscal year ended April 30, 2004 were $ 746.

     The aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price of such stock in the over-the-counter market as quoted in the "Electronic Bulletin Board" on August 9, 2004 was approximately $574,000.

     As of August 9, 2004, issuer had 128,559,999 shares of its common stock, par value $0.001 outstanding.

     Transitional Small Business Disclosure Format:  Yes [ ]  No  [X]

                               PART I

Item 1.   Description of Business.

     (a)  Business Development.    New Harvest Capital Corporation
("Harvest" or the "Company"), formerly known as Harvest Capital Corporation, was organized under the laws of the State of Delaware on August 29, 1985. In February 1986, Harvest completed a public offering of 50,000,000 shares of its Common Stock par value $.0001 per share (the "Common Stock"). In October 1988, Harvest formed a wholly-owned subsidiary, Exclusives for the Bride, Inc. ("Exclusives"). During its fiscal year ended April 30, 1991 ("Fiscal 1991"), the Company sold substantially all of the assets of Exclusives and since then it has had no substantial revenues.

     From October 31, 1990 until February 2002, the Company's assets consisted primarily of Common Stock of JLM Couture, Inc. ("JLM"), a company registered under the Securities Exchange Act of 1934 which is engaged in the business of marketing bridal gowns and bridesmaids' gowns.

     On February 1, 2002, JLM acquired these shares from the Company for $161,883. JLM is controlled by a significant shareholder, officer and director of the Company. On March 7, 2002, the Company conducted a private offering of 25,000,000 shares of Common Stock for an aggregate considerate of $62,500, from six purchasers, including Daniel Sullivan, a director of the Company, and Edward Murphy, the father of Joseph L. Murphy, the President and a significant shareholder of the Company. The Company also issued 13,860,000 shares to Mr. Joseph L. Murphy in payment of $69,300 owed to him for services rendered to the Company. These steps were taken to enable the Company to implement its plan to acquire an operating entity.

     At April 30, 2004, the Company had approximately $149,428 of cash (See "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and the Financial Statements elsewhere herein).

     (b) Business of Issuer. The Company is actively seeking acquisition or merger candidates with operating businesses and is seeking to complete an acquisition or merger with one of these candidates during its current fiscal year. There is no assurance such a transaction would be completed during this fiscal year or later.

Item 2.   Description of Property.

     The Company's offices are located at its New York attorney's offices: Kalin Levine Weinberg LLC, 494 Eighth Avenue, Suite 800, New York, NY 10001, which are made available to the Company for no fee. Previously, the Company's offices were made available to the Company by Mr. Murphy.

Item 3.   Legal Proceedings.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     During the Company's fourth fiscal quarter ended April 30, 2004, no matters were submitted to a vote of the security holders of the Company.

                              PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

     The Common Stock is traded in the over-the-counter market and has been quoted on the "Electronic Bulletin Board" since March 22, 1986. There is a very limited public market for the Common Stock. As of August 12, 2004, 128,559,999 shares of common stock were outstanding.

     The following table sets forth, for the respective periods indicated, the high and low bid quotations for Common Stock. The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.

Quarter Ended               High Bid           Low Bid
-------------               --------           -------

   2003
   ----
July 31, 2002                  .01              .01
October 31, 2002               .01              .01
January 31, 2003               .01              .01
April 30, 2003                 .01              .01

   2004
   ----
July 31, 2003                  .01              .01
October 31, 2003               .01              .01
January 31, 2004               .01              .01
April 30, 2004                 .01              .01

   2005
   ----
Through August 11, 2004        .01              .01


     No dividends have been paid on the Common Stock and the Company does not anticipate paying dividends in the foreseeable future.

     At August 12, 2004, there were approximately 245 holders of record of the Company's securities. The Company believes that it has more shareholders since many of its shares are held in "street" name.


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


Item 7.   Financial Statements.


     The financial statements are included on pages F-1 through F-5.


(a)(1)    Financial Statements

     The following Financial Statements are filed as part of this report.



Title of Document                                           Page
-----------------                                           ----

Report of Goldstein Golub Kessler LLP, Independent           F-1
Registered Public Accounting Firm

Balance Sheets as of April 30, 2004 and 2003                 F-2

Statements of Operations for the fiscal years                F-3
ended April 30, 2004 and 2003

Statements of Changes in Shareholders' Equity                F-4
for the fiscal years ended April 30, 2004 and 2003

Statements of Cash Flows for the fiscal years                F-5
ended April 30, 2004 and 2003

Notes to Financial Statements                                F-6



Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     None.


ITEM 8A.       Controls and Procedures.

The Company maintains "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in its reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

The Company's Chief Executive Officer and Chief Financial
Officer (its principal executive officer and principal financial officer, respectively) has evaluated the effectiveness of the Company's "disclosure controls and procedures" as of the end of the period covered by this Annual Report on Form 10-KSB. Based on his evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.

                             PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


 Set forth below are the names and ages of each executive officer and director of the Company, their respective positions, and periods of service:


Name                     Age       Position
----                     ---       --------

Joseph L. Murphy         50        President and
                                   Director


Eve Traube               48        Executive Vice
                                   President and
                                   Director


Daniel M. Sullivan       80        Chairman of the Board
                                   of Directors


 The term of office of each executive officer and director is one year and until his or her respective successor is elected and qualified.

 Joseph L. Murphy has been an officer and director of the Company since its inception in August 1985. Mr. Murphy also serves as President and Director of JLM Couture, Inc., a company with which he has been affiliated with since 1986.

 Eve Traube has been an officer and director of the Company since its inception in August 1985. Since March 2002, Ms. Traube has been the Director of Financial Aid Department for the New York College of Podiatric Medicine in New York City. From December 2000 to February 2002, Ms. Traube served as a compliance auditor for an accounting firm.

 Daniel M. Sullivan has been an officer and director of the Company since its inception in August 1985. Until 1989, Mr.
Sullivan was President of Frost & Sullivan Inc., a publisher of marketing research studies. Mr. Sullivan is also a director of JLM Couture, Inc..

Item 10.  Executive Compensation.

 During the fiscal year ended April 30, 2004 ("Fiscal 2004"), no executive officer received cash compensation from the Company and no executive officer received any personal benefits.

Item 11.       Security Ownership of Certain Beneficial Owners and
               Management.

 The following table sets forth as of August 11, 2004 the number of shares of the Common Stock held by each person who held of record or was known by the Company to own beneficially more than 5% of the Common Stock, the name and shareholdings of each director and all officers and directors as a group.


Name and Address of        Amount and Nature of          Percent of
Beneficial Owner(1)        Beneficial Ownership(2)       Class
-------------------      -----------------------       ----------

Joseph L. Murphy              32,560,000                 25.33%

Eve Traube                     8,500,000(3)               6.61%
Sheldon Traube

Daniel M. Sullivan             5,500,000                  4.28%

Keith Cannon                  14,000,000                 10.89%

All Officers and Directors    46,560,000                 36.22%
as a Group
(3 persons)

-------------------

 (1)  Unless otherwise indicated ,a persons address is New
Harvest Capital Corporation c/o Kalin Levine Weinberg LLC, 494
Eighth Avenue, Suite 800, New York, NY 10001.

 (2)  Except as otherwise set forth below, all shares of Common
Stock are owned directly, and such shareholders have sole voting, investment, and dispositive power.

 (3) Sheldon Traube is deemed to share voting, investment and dispositive power with his wife, Eve Traube, an officer and director of the Company.




Item 13.  Exhibits and Reports on Form 8-K.


(a)            Exhibits

3.1 Articles of Incorporation of the Company, incorporated by reference to Form S-18 Registration Statement No.
             33-2034-NY (the "Registration Statement").

3.2          By-Laws of the Company incorporated by reference to
             Exhibit 6 of the Registration Statement.

23.1         Consent of Goldstein Golub Kessler LLP, dated August
             13, 2004.

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)          During the last quarter of the fiscal year ended
             April 30, 2004, the Company filed no reports on Form
             8-K.

                            SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NEW HARVEST CAPITAL CORPORATION



Dated: August 12, 2004            By:/s/Joseph L. Murphy
                                     ----------------------------
                                     Joseph L. Murphy, President



     In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: August 12, 2004             /s/Joseph L. Murphy
                                   ------------------------------
                                   Joseph L. Murphy, President and
                                   Director (Principal Executive,
                                   Accounting, and Financial
                                   Officer)



Dated: August 10, 2004             /s/Daniel M. Sullivan
                                   ------------------------------
                                   Daniel M. Sullivan, Director



Dated: August 12, 2004             /s/Eve Traube
                                   ------------------------------
                                   Eve Traube, Director




    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To the Board of Directors
New Harvest Capital Corporation


  We have audited the accompanying balance sheet of New Harvest Capital Corporation as of April 30, 2004 and 2003 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Harvest Capital Corporation as of April 30, 2004 and 2003 and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2004 in conformity with United States generally accepted accounting principles.



                               /s/GOLDSTEIN GOLUB KESSLER LLP
                               -------------------------------
                               GOLDSTEIN GOLUB KESSLER LLP

New York, New York
August 6, 2004



                 NEW HARVEST CAPITAL CORPORATION
                          BALANCE SHEETS
                     April 30, 2004 and 2003


                              ASSETS


                                           2004            2003
                                         -------         -------
Current assets:
  Cash                                  $149,428        $171,061
                                         -------         -------

    Total assets                         149,428         171,061
                                         =======         =======


               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued expenses and taxes payable      22,500           6,215
                                         -------         -------
    Total current liabilities             22,500           6,215
                                         -------         -------
Shareholder's equity:
  Preferred stock - $.0001 par value
   authorized 5,000,000 shares; issued
   and outstanding - none

  Common stock - $.0001 par value,
   authorized 300,000,000 shares:
   issued and outstanding 128,559,999
   at April 30, 2004 and 2003             12,856          12,856
  Additional paid-in capital             574,324         574,324
  Accumulated deficit                   (460,252)       (422,334)
                                         -------         -------
    Total shareholders' equity           126,928         164,846
                                         -------         -------
    Total liabilities and share-
     holders' equity                    $149,428        $171,061
                                         =======         =======

         See accompanying notes to financial statements.


               NEW HARVEST CAPITAL CORPORATION
                     STATEMENTS OF OPERATIONS
                   FOR THE FISCAL YEARS ENDED
                     April 30, 2004 AND 2003



                                   2004            2003
                               -----------      -----------
Revenues:
  Interest                    $        746     $      1,385
                               -----------      -----------
Costs and expenses:
  General and adminis-
   trative                          38,664           34,217
                                -----------      -----------
                                    38,664           34,217
                                -----------      -----------
 Net Loss                          (37,918)         (32,832)
                                ===========      ===========
Net loss per
 weighted average number of
 common shares                $          -     $          -
                                ===========      ===========
Weighted average number
  of common shares
  outstanding                   128,559,999      128,559,999
                                ===========      ===========

  See accompanying notes to financial statements.



                                NEW HARVEST CAPITAL CORPORATION
                              STATEMENTS OF SHAREHOLDERS' EQUITY
                      FOR THE FISCAL YEARS ENDED APRIL 30, 2004 AND 2003


                                       Additional               Total
                     Common Stock      Paid In    Accumulated   Shareholders'
                 Shares       Amount   Capital    Deficit       Equity
               ----------    -------   ---------  -----------   -------------
Balance,
 April 30, 2002  128,559,999   $12,856   $574,324  $(389,502)   $197,678

Net loss                   -         -          -    (32,832)    (32,832)
                 -----------    ------    -------   --------    --------
Balance,
 April 30, 2003  128,559,999   $12,856   $574,324  $(422,334)  $ 164,846
                 -----------    ------    -------   --------    --------

Net loss                   -         -          -    (37,918)    (37,918)
                 -----------    ------    -------   --------    --------
Balance,
 April 30, 2004  128,559,999   $12,856   $574,324  $(460,252)   $126,928
                 ===========    ======    =======   ========    ========


The accompanying notes to financial statements are an integral part of these financial statements.

              NEW HARVEST CAPITAL CORPORATION
                   STATEMENTS OF CASH FLOWS
        FOR THE FISCAL YEARS ENDED APRIL 30, 2004 AND 2003



                                          2004         2003
                                        -------      -------
Cash flows from operating
 activities:
 Net loss                              $(37,918)    $(32,832)
 Adjustments to reconcile net
  loss to net cash used
  in operating activities:
 Changes in operating assets
  and liabilities:
  Increase (decrease) in
   accrued expenses                      16,285      (10,439)
Net cash used in                        -------      -------
 operating activities                   (21,633)     (43,271)
                                        -------      -------

Net decrease in cash                    (21,633)     (43,271)

Cash - beginning of year                171,061      214,332
                                        -------      -------
Cash - end of year                     $149,428     $171,061
                                        =======      =======

            See accompanying notes to financial statements.


               NEW HARVEST CAPITAL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
                    FOR THE FISCAL YEARS ENDED
                     APRIL 30, 2004 AND 2003


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



                          EXHIBIT INDEX



23.1      Consent of Goldstein Golub Kessler LLP dated August 13,
          2004.

31.1      Certification pursuant to Section 302 of the Sarbanes-
          Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.