Form 10QSB
period 2004-07-31
HARVEST CAPITAL CORP
filed 2004-09-20
CIK 785544

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C. 20549

                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004
                                                    -------------
OR

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


c/o Kalin Levine Weinberg LLC, 494 Eighth Avenue, Suite 800, New
York, New York 10001
-----------------------------------------------------------------
(Address of Principal Executive Offices)

                    (212) 819-1066
-----------------------------------------------------------------
Issuer's telephone number

-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

As of September 18, 2004, there were 128,559,999 shares of common stock, par value $.0001 per share, outstanding.

Transitional small business disclosure format (check one)

Yes [ ] No [ X ]

The Exhibit Index is located on Page 9
Page 1 of 10

              NEW HARVEST CAPITAL CORPORATION


INDEX



                                               Page
Part I. Financial Information:                 ----


Item 1. Financial Statements.


Condensed Balance Sheets at July 31, 2004 and
April 30, 2004                                     3


Condensed Statements of Operations for the three
months ended July 31, 2004 and 2003                4


Condensed Statements of Cash Flows for the
three months ended July 31, 2004 and 2003          5


Notes to Condensed Financial Statements            6


Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operation.      7


Item 3. Controls and Procedures                  7-8


Part II. Other Information:


Item 6. Exhibits and Reports on Form 8-K.          9


Signature                                         10



          NEW HARVEST CAPITAL CORPORATION
         CONDENSED BALANCE SHEETS (Unaudited)

PART I. FINANCIAL INFORMATION

                       ASSETS



                              July 31,    April 30,
                               2004         2004
                             --------     --------
                            (Unaudited)
Current assets:
 Cash                       $ 149,578     $ 149,428
                              --------     --------
  Total assets              $ 149,578     $ 149,428
                             ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accrued expenses and
  taxes payable             $ 25,500     $ 22,500
                            --------     --------
  Total current liabilities   25,500       22,500
                            --------     --------
Stockholders' equity
 Preferred stock - $.0001 par value,
 authorized 5,000,000 shares; issued
 and outstanding - none            -            -

Common stock - $.0001 par value,
 authorized 300,000,000 shares;
 issued 128,559,999 at July
 31, 2004 and April 30, 2004;  12,856       12,856
Additional paid-in capital    574,324      574,324
Accumulated deficit          (463,102)    (460,252)
                             --------     --------
 Total stockholders' equity   124,078      126,928
                             --------     --------
                            $ 149,578    $ 149,428
                             ========     ========

See accompanying notes to condensed financial statements.

           NEW HARVEST CAPITAL CORPORATION
          CONDENSED STATEMENT OF OPERATIONS
 FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003
                     (Unaudited)



                         THREE MONTHS ENDED
                               JULY 31,
                            2004        2003
                       -----------  -----------

Revenues:
 Interest                      $ 150        $ 134
                         -----------  -----------
Costs and expenses:
 General and administrative    3,000        9,139
                         -----------  -----------
Net loss                 $    (2,850)  $   (9,005)
                         ===========  ===========

Net loss per weighted average
 number of common shares $        -   $         -
                        ===========   ===========
Weighted average number of common
 shares outstanding     128,559,999   128,559,999
                        ===========   ===========

See accompanying notes to condensed financial statements.

          NEW HARVEST CAPITAL CORPORATION
        CONDENSED STATEMENTS OF CASH FLOWS
 FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003
                      (Unaudited)


                                      THREE MONTHS ENDED
                                            JULY 31,
                                         2004       2003
                                       -------   --------

Cash Flows from operating activities:

Net loss                                $ (2,850)  $ (9,005)

Adjustments to reconcile net loss
 to net cash provided by (used in)
 operating activities:
Changes in operating assets and
 liabilities:
 Increase (decrease) in accrued expenses  3,000      (1,215)
                                        -------     -------
Net Cash provided by (used in) Operating
Activities                                  150     (10,220)
                                        -------     -------
Net Increase (decrease) in cash             150     (10,220)
Cash beginning of period                149,428     171,061
                                        -------     -------
Cash end of period                     $149,578    $160,841
                                        =======     =======


See accompanying notes to condensed financial statements.

           NEW HARVEST CAPITAL CORPORATION
      NOTES TO CONDENSED FINANCIAL STATEMENTS
                   (UNAUDITED)


Note 1.


The condensed balance sheet as of July 31, 2004, the condensed statements of operations for the three month periods ended July 31, 2004 and 2003 and the condensed statements of cash flows for the three month periods ended July 31, 2004 and 2003, have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of July 31, 2004 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for its fiscal year ended April 30, 2004, which was filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis or Plan of
Operations.


Results of Operations

The Company had limited operations in both periods and a loss of $2,850 for the three months ended July 31, 2004 and $9,005 for the same period last year.


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

Dated: September 20, 2004