Form 10QSB
period 2004-10-31
HARVEST CAPITAL CORP
filed 2004-12-20
CIK 785544

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     CHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004
                                    ----------------
                               OR

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

As of December 18, 2004, there were 136,959,999 shares of common stock, par value $.0001 per share, outstanding.

Transitional small business disclosure format (check one)

Yes [   ]      No [ X ]

             The Exhibit Index is located on Page 9

                           Page 1 of 10




                NEW HARVEST CAPITAL CORPORATION


                             INDEX



                                                            Page
Part I.  Financial Information:                             ----


  Item 1.  Financial Statements.


     Condensed Balance Sheets at October 31, 2004 and
       April 30, 2004                                         3


     Condensed Statements of Operations for the three and
       six months ended October 31, 2004 and 2003             4


     Condensed Statements of Cash Flows for the
       six months ended October 31, 2004 and 2003             5


     Notes to Condensed Financial Statements                  6


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operation.       7


  Item 3. Controls and Procedures                             7-8


Part II.  Other Information:


  Item 6. Exhibits and Reports on Form 8-K.                   9


     Signature                                                10




                    NEW HARVEST CAPITAL CORPORATION
                  CONDENSED BALANCE SHEETS (Unaudited)

                     PART I. FINANCIAL INFORMATION

                                ASSETS



                                           October 31,    April 30,
                                              2004          2004
                                            --------      --------
                                           (Unaudited)
Current assets:
 Cash                                      $ 142,764     $ 149,428
                                            --------      --------
    Total assets                           $ 142,764     $ 149,428
                                            ========      ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
  Accrued expenses and
    taxes payable                          $   3,000     $  22,500
                                            --------      --------
  Total current liabilities                    3,000        22,500
                                            --------      --------
Stockholders' equity
  Preferred stock - $.0001 par value,
  authorized 5,000,000 shares; issued
  and outstanding - none                           -             -

  Common stock - $.0001 par value,
  authorized 300,000,000 shares;
  issued and outstanding 136,959,999
  at October 31, 2004 and 128,559,999
  at April 30, 2004;                          13,696        12,856
  Additional paid-in capital                 592,984       574,324
  Accumulated deficit                       (466,916)     (460,252)
                                            --------      --------
      Total stockholders' equity             139,764       126,928
                                            --------      --------
                                           $ 142,764     $ 149,428
                                            ========      ========

      See accompanying notes to condensed financial statements.

                     NEW HARVEST CAPITAL CORPORATION
                  CONDENSED STATEMENT OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003
                               (Unaudited)



                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                  OCTOBER 31,                 OCTOBER 31,
                             2004          2003           2004          2003
                          -----------   ----------    -----------  ----------

Revenues:
 Interest                $        186  $        204  $        336  $      338
                          -----------   -----------   ----------- -----------
Costs and expenses:
 General and administrative     4,000         5,340         7,000      14,479
                          -----------   -----------   -----------  ----------
Net loss                 $     (3,814) $     (5,136) $     (6,664) $ (14,141)
                          ===========   ===========   ===========  ==========

Net loss per weighted
 average number of common
  shares                 $          -  $          -  $          -  $        -
                          ===========   ===========   ===========   =========

Weighted average number of
 common shares
  outstanding             129,016,521   128,559,999   128,788,260 128,559,999
                          ===========   ===========   ===========  ==========




        See accompanying notes to condensed financial statements.


                     NEW HARVEST CAPITAL CORPORATION
                  CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003
                               (Unaudited)





                                              SIX MONTHS ENDED
                                                 OCTOBER 31,
                                               2004      2003
                                             -------   --------

Cash Flows from operating activities:

 Net loss                                   $ (6,664) $ (14,141)

Adjustments to reconcile net loss
 to net cash used in operating activities:

 Changes in operating assets and
  liabilities:
Increase in accrued expenses                       -      4,100
                                             -------    -------
Net Cash used in Operating Activities
  and net decrease in cash                         -    (10,041)
Cash beginning of period                     149,428    171,061
                                             -------    -------
Cash end of period                          $142,764   $161,020
                                             =======    =======




        See accompanying notes to condensed financial statements.


                  NEW HARVEST CAPITAL CORPORATION
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)


Note 1.


      The condensed balance sheet as of October 31, 2004, the condensed statements of operations for the three and six month periods ended October 31, 2004 and 2003 and the condensed statements of cash flows for the six month periods ended October 31, 2004 and 2003, have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of October 31, 2004 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

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

     In August 2004, the Company issued 8,400,000 shares of Common Stock to satisfy outstanding fees due for consulting and legal services. The deemed fair value of the Company's common stock was
$0.0025 per     share     at    the    date     of     issuance.
The share payment of $19,500 was used to reduce the Company's accounts payable to these vendors.


Item  2.    Management's  Discussion  and  Analysis  or  Plan   of
Operations.


Results of Operations

     The Company had limited operations in both periods and a loss of $3,814 for the three months ended October 31, 2004 and $5,136 for the same period last year. The Company had a loss of $6,664 for the six months ended October 31, 2004 and $14,141 for the same period last year.


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

               3.2 Certificate of Renewal and Revival of Certificate of Incorporation of the Company filed with the Delaware Secretary of State on August 3, 2000 incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for its fiscal quarter ended July 31, 2000.

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

Dated: December 15, 2004