Form 10QSB
period 2005-01-31
NEW HARVEST CAPITAL CORP
filed 2005-03-22
CIK 785544

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

[ x ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2005

                               OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-25824
                         ---------

                 NEW HARVEST CAPITAL CORPORATION
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


       Delaware                            13-3337553
-----------------------------------------------------------------
(State or other jurisdiction     (IRS Employer Identification No.)
 of incorporation)

                      c/o Heskett & Heskett
                 501 South Johnstone, Suite 501
                  Bartlesville, Oklahoma 74003
-----------------------------------------------------------------
             (Address of Principal Executive Offices)

                         (918) 336-1773
-----------------------------------------------------------------
                   (Issuer's telephone number)

                  c/o Kalin Levine Weinberg LLC
                  494 Eighth Avenue, Suite 800
                       New York, NY 10001
-----------------------------------------------------------------
      (Former name, former address and former fiscal year,
                 if changed since last report)


      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]     No  [  ]


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 21, 2005, there were 136,959,999 shares of common stock, par value $.0001 per share outstanding.

     Transitional small business disclosure format (check one):

     Yes [  ]     No  [X]




                 NEW HARVEST CAPITAL CORPORATION



                              INDEX

                                                             Page


Part I.     Financial Information:

  Item 1.   Financial Statements.

    Condensed Balance Sheets at January 31, 2005 and
    April 30, 2004                                            4

    Condensed Statements of Operations for the three
    and nine month periods ended January 31,
    2005 and 2004                                             5

    Condensed Statements of Cash Flows for the nine
    months ended January 31, 2005 and 2004                    6

    Notes to Condensed Financial Statements                   7


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operation.      7-9


  Item 3.   Controls and Procedures.                          9


Part II. Other Information:


  Item 6.   Exhibits and Reports on Form 8-K.                  11


Signature                                                      12



                 NEW HARVEST CAPITAL CORPORATION
                  CONDENSED BALANCE SHEETS


               PART I.      FINANCIAL INFORMATION

                             ASSETS


                                  January 31,   April 30,
                                     2005         2004
                                 ------------  -----------
                                  (Unaudited)
Current assets:
  Cash                             $ 139,383     $ 149,428
                                 -----------   -----------
     Total assets                  $ 139,383     $ 149,428
                                 ===========   ===========


              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current liabilities
  Accrued expenses and
  taxes payable                    $   1,800     $  22,500
                                 -----------   -----------

  Total current liabilities        $   1,800     $  22,500
                                 -----------   -----------

Stockholders' equity
  Preferred stock - $.0001
  par value, authorized
  5,000,000 shares; issued
  and outstanding - none                   -             -

  Common stock - $.0001 par
  value, authorized
  300,000,000 shares; issued
  and outstanding 136,959,999
  at January 31, 2005 and
  128,559,999 at April 30, 2004;      13,696        12,856

  Additional paid-in capital         592,984       574,324

  Accumulated deficit               (469,097)     (460,252)
                                 -----------   -----------
  Total stockholders' equity         137,583       126,928
                                 -----------   -----------

                                   $ 139,383     $ 149,428
                                 ===========   ===========

    See accompanying notes to condensed financial statements.


                 NEW HARVEST CAPITAL CORPORATION

                 CONDENSED STATEMENT OF OPERATIONS
  FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 AND 2004
                           (Unaudited)



                       THREE MONTHS ENDED           NINE MONTHS ENDED
                            JANUARY 31,                JANUARY 31,
                        2005          2004           2005         2004
                    ------------   -----------   -----------   -----------
Revenues:
  Interest          $        289  $        209  $        625  $        547
                    ------------   -----------   -----------   -----------

Costs and expenses:
  General and
   administrative          2,470         1,000         9,470        15,479
                    ------------   -----------   -----------   -----------

Net loss            $     (2,181) $       (791) $     (8,845) $    (14,932)

                     ===========   ===========   ===========   ===========
Net loss per weighted
average number of
common shares       $          -  $          -  $          -  $          -
                     ===========   ===========   ===========   ===========

Weighted average
number of
common shares
outstanding          136,959,999   128,559,999   131,481,738   128,559,999
                     ===========   ===========   ===========   ===========



    See accompanying notes to condensed financial statements.


                 NEW HARVEST CAPITAL CORPORATION

                  CONDENSED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED JANUARY 31, 2005 AND 2004
                           (Unaudited)


                                           NINE MONTHS ENDED
                                               JANUARY 31,
                                           2005         2004
                                        ----------  -----------
Cash Flows from operating activities:
Net loss                                  $ (8,845)   $ (14,932)

Adjustments to reconcile
net loss to net cash
used in operating activities:

Change in operating assets and liabilities:

(Increase) Decrease in accrued expenses     (1,200)       5,100
                                        ----------  -----------
Net Cash used in Operating Activities
and net decrease in cash                   (10,045)      (9,832)

Cash beginning of period                   149,428      171,061
                                        ----------  -----------

Cash end of period                       $ 139,383    $ 161,229
                                        ==========  ===========

 See accompanying notes to condensed financial statements.

                 NEW HARVEST CAPITAL CORPORATION
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


Note 1.

     The condensed balance sheet as of January 31, 2005, the condensed statements of operations for the three and nine month periods ended January 31, 2005 and 2004 and the condensed statements of cash flows for the nine month periods ended January 31, 2005 and 2004, have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of January 31, 2005 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

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




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS

Results of Operations

     The Company had limited operations in both periods and a loss of $2,181 for the three months ended January 31, 2005 and $791 for the same period last year. The Company had a loss of $8,845 for the nine months ended January 31, 2005 and $14,932 for the same period last year.


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

                            PART II.

                        OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


(a)  Exhibits.

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1      Certification  pursuant  to  18  U.S.C.
               Section  1350, as adopted pursuant to Section  906
               of the Sarbanes-Oxley Act of 2002.

     32.2      Certification  pursuant  to  18  U.S.C.
               Section  1350, as adopted pursuant to Section  906
               of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K.

    Form 8-K dated and filed the 18th day of January, 2005, stating eight shareholders sold restricted common shares to two purchasers, and appointment of two new Directors.

    Form 8-K dated and filed the 14th day of February, 2005, announcing that the Company and certain of its security holders executed a non-binding Term Sheet with a privately-held company which is a development stage biopharmaceutical company that is focused on the development and commercialization of diagnostics and therapeutics for large populations in inflammatory diseases.


                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NEW HARVEST CAPITAL CORPORATION
                              Registrant


                              By:/s/ James A. Ditanna
                                 -----------------------------
                                 James A. Ditanna, President

Dated:    March 22, 2005