Form 10KSB
period 2005-04-30
NEW HARVEST CAPITAL CORP
filed 2005-07-29
CIK 785544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to__________

Commission file Number 0-25824

NEW HARVEST CAPITAL CORPORATION
(Name of small business issuer in its charter)

Delaware	13-3334512
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

101NE3rd Avenue, Suite 1220, Fort Lauderdale, Florida	33301
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (954) 763-1515

Securities registered pursuant to Section 12(b) of the Exchange Act:

Name of exchange on
Title of each class	which registered

None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.0001 Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K [X ]

State issuer's revenues for its most recent fiscal year: $798

The aggregate market value of the voting stock held by non-affiliates of the Company, computed by reference to the closing price of such stock as of July 12, 2005 ($.0022) was $149,600. For purposes of the computation we consider all directors and holders of 10% or more of our common stock to be affiliates. Therefore, the number of shares of our common stock held by non-affiliates as of July 12, 2005 was 67,999,999.

As of July 12, 2005, there were 136,959,999 shares of common stock, $0.0001 par value, issued and outstanding.

Transmittal Small Business Disclosure Format (check one) Yes ☐ No ☒

PART I

Item 1. Description of Business.

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like "intend," "anticipate," "believe," "estimate," "plan" or "expect," we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual results to differ materially from our current expectations elsewhere in this report. You should understand that forward-looking statements made in this report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

New Harvest Capital Corporation ("Harvest"), formerly known as Harvest Capital Corporation, was organized under the laws of the State of Delaware on August 29, 1985. In February 1986, Harvest completed a public offering of 50,000,000 shares of its Common Stock par value $.0001 per share (the "Harvest Common Stock"). In October 1988, Harvest formed a wholly-owned subsidiary, Exclusives for the Bride, Inc. ("Exclusives"). During its fiscal year ended April 30, 1991 ("Fiscal 1991"), Harvest sold substantially all of the assets of Exclusives and since then it has had no substantial revenues.

From October 31, 1990 until February 2002, the Company's assets consisted primarily of Common Stock of JLM Couture, Inc. ("JLM"), a company registered under the Exchange Act which is engaged in the business of marketing bridal gowns and bridesmaids' gowns.

On February 1, 2002, JLM acquired these shares from the Company for $161,883. On March 7, 2002, Harvest conducted a private offering of 25,000,000 shares of Harvest common stock for an aggregate considerate of $62,500, from six purchasers. Harvest also issued 13,860,000 shares to Mr. Joseph L. Murphy in payment of $69,300 owed to him for services rendered to Harvest. These steps were taken to enable Harvest to implement its plan to acquire an operating entity.

On January 14, 2005, eight shareholders of Harvest completed the sale of their restricted common shares of Harvest to two purchasers, Ruth Shepley and HVST Acquisition Corporation, a Nevada corporation, owned and controlled by James A. Ditanna of King of Prussia, Pennsylvania (“HVST Acquisition”).  Under the terms of the purchase agreement with the selling shareholders, Shepley acquired 8,200,000 restricted common shares (approximately 6.0% of the then issued and outstanding shares) of Harvest and HVST Acquisition acquired 68,960,000 restricted common shares (approximately 50.4% of the then issued and outstanding shares).  In connection with the acquisition the officers and director of Harvest resigned and James Ditanna and two other persons were appointed as the directors and officers of Harvest.

On June 1, 2005, pursuant to a Stock Purchase Agreement dated as of June 1, 2005 between HVST Acquisition and Azur International, Inc. (“Azur”), HVST Acquisition sold to Azur 68,960,000 shares of common stock of Harvest, constituting approximately 50.4% of the outstanding common stock of Harvest. The purchase price for the Harvest common stock was $550,000 and was paid in cash. The source of funds used by Azur to purchase the Harvest Shares was the working capital of Azur. In connection with the sale, Harvest paid to Venture Fund I, a finder’s fee of $75,000.

By virtue of its acquisition of a majority of the voting securities of Harvest on such date, Azur acquired from HVST Acquisition control of Harvest on June 1, 2005.

At June 30, 2005, Harvest had no assets (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements elsewhere herein).

Item 2. Properties.

Since June 1, 2005 Harvest’s offices have been located at the offices of Azur at 101 NE 3rd Avenue, Suite 1220, Fort Lauderdale, Florida 33301. Such offices have been provided at Harvest by Azur at no charge under an oral arrangement. Prior to the acquisition of a controlling interest in Harvest by Azur, Harvest’s offices were located at the offices of its former attorneys, Heskett & Heskett, 501 South Johnstone, Suite 501, Bartlesville, Oklahoma 74003 from January 18, 2005 to May 31, 2005 and Kalin Levine Weinberg, LLC, 494 Eighth Avenue, Suite 800, New York, New York 10001 prior thereto.

Item 3. Legal Proceedings.

As of the date hereof, Harvest is not a party to any material legal proceedings, nor are we aware of any threatened litigation of a material nature.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity, Related Stockholders Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

The Harvest common stock is traded in the over-the-counter market and has been quoted on the "Over-the-Counter Bulletin Board" since March 22, 1986. There is a very limited public market for the Harvest common stock. As of July 12, 2005, 136,959,999 shares of common stock were outstanding.

The following table sets forth, for the respective periods indicated, the high and low bid quotations for the Harvest common stock. The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

2004
July 31, 2003	.01	.01
October 31, 2003	.01	.01
January 31, 2004	.01	.01
April 30, 2004	.01	.01

2005
July 31, 2004	.01	.01
October 31, 2004	.01	.01
January 31, 2005	.01	.01
April 30, 2005	.01	.01

No dividends have been paid on the Harvest common stock and Harvest does not anticipate paying dividends in the foreseeable future.

At July 12, 2005, there were approximately 245 holders of record of Harvest's common stock. Harvest believes that it has more shareholders since many of its shares are held in "street" name.

Recent Sales of Unregistered Securities

None

Item 6. Management’s Discussion and Analysis or Plan of Operation
Results of Operations for the Fiscal Years Ended April 30, 2005 and April 30, 2004

Harvest had limited operations in both years and a loss of $37,918 for the fiscal year ended April 30, 2004 and $8,672 for the fiscal year ended April 30, 2005. The losses were the result of Harvest incurring $38,664 and $9,470 in general and administrative expenses in the fiscal years ended April 30, 2004 and 2005, respectively, which were only partially offset by interest revenue of $746 and $798 in such years.

Item 7.  Financial Statements.

HARVEST FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive, Suite 209
Coral Springs, Florida 33071

Board of Directors and Stockholders
New Harvest Capital Corporation

We have audited the accompanying balance sheet of New Harvest Capital Corporation as of April 30, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year than ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of New Harvest Capital Corporation as of April 30, 2004, were audited by other auditors whose report dated August 6, 2004, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Harvest Capital Corporation as of April 30, 2005 and the results of their operations and their cash flows for the year than ended, in conformity with U.S. generally accepted accounting principles.

/s/ BAUM & COMPANY, P.A.

Coral Springs, Florida
July 12, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
New Harvest Capital Corporation

We have audited the accompanying statements of operations, shareholders' equity and cash flows of New Harvest Capital Corporation for the year ended April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of New Harvest Capital Corporation for the year ended April 30, 2004 in conformity with United States generally accepted accounting principles.

/s/ GOLDSTEIN GOLUB KESSLER LLP
GOLDSTEIN GOLUB KESSLER LLP

New York, New York
August 6, 2004

NEW HARVEST CAPITAL CORPORATION
BALANCE SHEET
April 30, 2005

ASSETS
Current Assets
Cash and Cash Equivalents	$139,556

TOTAL ASSETS	$139,556

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$1,800
Total Current Liabilities	1,800

Stockholders' Equity
Preferred Stock - $.0001 par value, 5,000,000 shares
authorized; no shares issued and outstanding	-
Common Stock - $.0001 par value, 300,000,000 shares
authorized; shares issued and outstanding 136,959,999	13,696
Additional Paid in Capital	592,984
Accumulated Deficit	(468,924)
Total Stockholders' Equity	137,756

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$139,556

The accompanying notes are an integral part of the financial statements.

NEW HARVEST CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
For the Years Ended April 30, 2005 and 2004

	2005	2004

Revenues
Interest	$798	$746

Operating Expenses
General & Administrative Expenses	9,470	38,664
Total Operating Expenses	9,470	38,664

Net Income (Loss)	$(8,672)	$(37,918)

Net loss per weighted average number of
Common Shares	$-	$-

Weighted average number
of Common Shares outstanding	130,659,999	128,559,999

The accompanying notes are an integral part of the financial statements.

NEW HARVEST CAPITAL CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended April 30, 2005 and 2004

	Common	Common	Additional	Accumulated	Total Stockholders’
	Shares	Stock	Paid-In Capital	Deficit	Equity

Balance at May 1, 2003	128,559,999	$12,856	$574,324	$(422,334)	$164,846

Net Loss for the Year				(37,918)	(37,918)

Balance at April 30, 2004	128,559,999	12,856	574,324	(460,252)	126,928

Issuance of Common Stock for Services	8,400,000	840	18,660		19,500

Net Loss for the Year				(8,672)	(8,672)

Balance at April 30, 2005	136,959,999	$13,696	$592,984	$(468,924)	$137,756

NEW HARVEST CAPITAL CORPORATION
STATEMENT OF CASH FLOWS
For the Years Ended April 30, 2005 and 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,672)	$(37,918)

Adjustments to Reconcile Net Loss to Net Cash
Used for Operating Activities:
Increase (Decrease) in Accounts Payable & Accruals	(1,200)	16,285

Net Cash Used for Operations	(9,872)	(21,633)

Net Decrease in Cash	(9,872)	(21,633)

Cash at Beginning of Year	149,428	171,061

Cash at End of Year	$139,556	$149,428

SCHEDULE OF NONCASH ACTIVITIES:
Common Stock Issued for Services	$19,500

The accompanying notes are an integral part of the financial statements.

NEW HARVEST CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
April 30, 2005 and 2004

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

New Harvest Capital Corporation was organized under the laws of the state of Delaware on August 29, 1985. The Company is currently engaged in the activity of searching for and investigating business opportunities (see Note 2-Subsequent Events).

Basis of Accounting

The Company utilizes the accrual method of accounting, whereby revenue is recognized when earned and expenses when incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Risk

The cash balances are currently in excess of Federal insured limits of $ 100,000. The Company has not experienced any losses in such accounts and the risk is believed to be minimal.

Income Taxes

The Company accounts for income taxes under the accrual method established by Statement of Financial Accounting Standards (SFAS) No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences and events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on assets and liabilities using enacted rates for the year in which the differences are expected to reverse.

Stock Based Compensation

The Company has issued shares of its common stock for services rendered and valued at estimated fair market value.

Earnings Per Share

Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, which the Company adopted effective November 1, 1998, establishes standards for computing and presenting earnings per share. The standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.

Accounting Pronouncements

Management does not believe that any of the recently issued accounting pronouncements will be applicable to the Company.

NOTE 2 SUBSEQUENT EVENTS

On June 1, 2005, pursuant to a Stock Purchase Agreement, Azur International, Inc. acquired 68,960,000 shares of the Company’s common stock. This constituted approximately 50.4% of the Company’s total issued and outstanding common shares.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 2, 2005, Harvest dismissed Goldstein Golub Kessler LLP as its independent auditor. Goldstein Golub Kessler LLP had been previously engaged as the principal auditor to audit the financial statements of Harvest. The reason for the termination was that Azur, which on such date acquired a controlling interest in Harvest, requested a change in auditors.

Goldstein Golub Kessler LLP’s reports on the financial statements of Harvest as of April 30, 2004 and 2003 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended April 30, 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles.

The decision to change auditors was approved by Harvest's Board of Directors.

During Harvest's two most recent fiscal years, and the subsequent interim periods, there were no disagreements with Goldstein Golub Kessler LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope, or procedure, which disagreements, if not resolved to the satisfaction of Goldstein Golub Kessler LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

On June 3, 2004, the Company retained Baum & Company, P.A. (“Baum”) as its new independent auditor. Baum is located at 1515 University Drive, Coral Springs, Florida 33071.

Item 8A. Controls and Procedures.

Harvest maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Harvest’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Harvest’s management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

In connection with this report, Donald H. Goree, our Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation he concluded that our disclosure controls and procedures were effective in alerting him in a timely manner to information relating to Harvest required to be disclosed in this report.

Item 8B. Other Information
Reports on Form 8-K.

During the period commencing the last quarter of the period covered by this Report until the date of filing of this Report, the Company did not file any Current Reports on Form 8-K, except that on June 6, 2005 filed a Current Report on Form 8-K to report a change in control of Harvest, the replacement of Harvest’s previous auditors, the election of certain directors and officers and the departure of other directors and officers and Harvest’s intention to effect a reverse stock split.

PART III

Item 9. Directors and Executive Officers of the Registrant.

(a) Identity of our current directors and executive officers.

The following sets forth information regarding Harvest’s current executive officers and directors.

Donald H. Goree, Director, Chairman and Chief Executive Officer, Age 47

Mr. Goree was elected Chief Executive Officer of Harvest on June 1, 2005. He has been Chairman and CEO of Azur since January 2004. Mr. Goree has over 25 years of experience in commercial real estate investment, finance and development.

Donald C. Winfrey, Director and President, Age 38

Mr. Winfrey was elected President of Harvest on June 1, 2005. He has been President and a director of Azur since January 1, 2005. From 1997 to December 31, 2004 he held various positions with Xentel, Inc., including Vice President of its U.S. operations; from 1992 to 1997 he held various positions with CD3 Storage Systems, including President. He has also served as Chairman to various strategic planning and client development committees.

Albert Lazo, Director and Secretary, Age 32

Mr. Lazo was elected as Secretary of Harvest on June 1, 2005. He has been General Counsel and Secretary of Azur since April 2004 and a director of Azur since January 2005. From February 2000 to April 2004, Mr. Lazo was an associate attorney with the law firm of Richards and Polansky, P.C. in Miami, Florida. From June 1999 to February 2000, he was an associate attorney at the law firm of John G. Shieley, P.A., based in Miami, Florida.

There are no family relationships among any of the Company’s directors and officers, except that Donald H. Goree and Donald Winfrey are first cousins.

Section 16 Reporting

No person who, during the year ended April 30, 2005, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during such fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Code of Ethics

The Company has not yet adopted a Code of Ethics applying to its executive officers. The Company intends to adopt a Code of Ethics applying to such persons during the fiscal year ending April 30, 2006.

Item 10. Executive Compensation.

Harvest did not pay any compensation to any of its officers and directors during the three fiscal years ended April 30, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of July 12, 2005, with respect to the ownership of Harvest Common Stock by each director and executive officer of Harvest, and each person known by Harvest to be the owner of more than five percent of any class of Harvest's voting securities.

NAME AND ADDRESS	AMOUNT OF AND NATURE	PERCENTAGE
OF BENEFICIAL OWNER	OF BENEFICIAL OWNERSHIP	OF CLASS

Donald H. Goree (1)	0	0

Donald Winfrey (1)	0	0

Albert Lazo (1)	0	0

Azur International, Inc.	68,960,000	50.4%

Ruth Shepley	8,200,000	6.0%
15318 Climbing Branch Drive,
Houston, Texas 77068

(1) The address of such person is 101 NE 3rd Avenue, Fort Lauderdale, Florida 33301.

Item 12. Certain Relationships and Related Transactions.

Not Applicable.

Item 13. Exhibits.

Exhibit
Number	Description

3.1
Certificate of Incorporation of Harvest, dated August 28, 1985. Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (File No. 333-126713)(the “S-4 Registration Statement”) filed by Harvest on July 20, 2005.

3.2	Amendment to the Certificate of Incorporation of Harvest, filed November 22, 1985. Incorporated by reference to Exhibit 3.4 to the S-4 Registration Statement

3.3	Certificate of Renewal of Harvest filed August 3, 2000. Incorporated by reference to Exhibit 3.5 to the S-4 Registration Statement.

3.4	By-laws of Harvest. Incorporated by reference to Exhibit 3.6 to the S-4 Registration Statement.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule
13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to us for the fiscal years ended April 30, 2004 by Goldstein Golub Kessler LLP and for the fiscal year ended April 30, 2005 by Goldstein Golub Kessler and by Baum & Company, P.A.

	Fiscal Year	Fiscal Year
	Ended	Ended
	April 30, 2005	April 30, 2004

Audit Fees (1)	$15,134	$12,000
Audit Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees	0	0

(1) Consists of fees billed for professional services rendered for the audit of the financial statements of the Company as of April 30, 2005 and April 30, 2004 and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for the quarters during such fiscal years.

(2) Consists of fees for services relating to accounting consultation related to the performance of the audit that are not reported as audit fees.

(3) Consists of tax filing and tax related compliance and other advisory services.

Our Board of Directors determined that the provision of the above non-audit services was compatible with our principal accountants maintaining their independence.

Pre-Approval of Services by the Independent Auditor

The Board has the responsibility to engage and terminate the Company’s independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company’s independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Harvest’s principal accountants during the fiscal years ended April 30, 2005 and April 30, 2004 were pre-approved by the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated: July 29, 2005

NEW HARVEST CAPITAL CORPORATION

By:	/s/ Donald H. Goree
Donald H. Goree
Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Donald H. Goree
Donald H. Goree	Chairman and CEO	July 29, 2005

/s/ Donald Winfrey
Donald Winfrey	President and Director	July 29, 2005

/s/ Albert Lazo
Albert Lazo	Secretary and Director	July 29, 2005