Form 10QSB
period 2005-07-31
NEW HARVEST CAPITAL CORP
filed 2005-09-14
CIK 785544

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

                                  -------------

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 31, 2005

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                                   ----------

                        Commission File Number 000-25824

                         NEW HARVEST CAPITAL CORPORATION
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                             13-3337553
--------------------------------------------------------------------------------
State or other jurisdiction of                               (I.R.S. Employer
 corporation or organization)                             Identification Number)

101 NE 3rd Avenue, Fort Lauderdale, Florida                       33301
---------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code (954) 763-1515

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


As of the close of business on September 13, 2005, there were 136,959,999 shares of the Registrant's $.0001 par value per share Common Stock outstanding.

                         NEW HARVEST CAPITAL CORPORATION
                         -------------------------------

TABLE OF CONTENTS


PART I       Financial Information                                                     Page
------       ---------------------                                                     -----
Item 1.      Financial Statements...................................................     3

Item 2.      Management's Discussion and Analysis or
             Plan of Operation......................................................     8

Item 3.      Controls and Procedures..............................................       8


PART II      Other Information
-------      -----------------

Item 1.      Legal Proceedings....................................................       8

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..........       9

Item 3.      Defaults Upon Senior Securities......................................       9

Item 4.      Submission of Matters to a Vote of Security Holders..................       9

Item 5.      Other Information....................................................       9

Item 6.      Exhibits.............................................................       9

Signature Page....................................................................      10

                         NEW HARVEST CAPITAL CORPORATION
                                  BALANCE SHEET
                                  July 31, 2005

                                                                                2005
                                                                           --------------
                                                                             (Unaudited)
                                     ASSETS
                                     ------
Current Assets
             Cash and Cash Equivalents                                     $           -

                                                                           --------------
TOTAL ASSETS                                                               $           -
                                                                           ==============

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------

Current Liabilities
             Accounts Payable and Accrued Expenses                         $       1,800
                                                                           --------------
                        Total Current Liabilities                                  1,800

Stockholders' Equity
             Preferred Stock - $.0001 par value, 5,000,000 shares
                    authorized; no shares issued and outstanding                       -
             Common Stock - $.0001 par value, 300,000,000 shares
                    authorized; shares issued and outstanding 136,959,999         13,696
             Additional Paid in Capital                                          592,984
             Accumulated Deficit                                                (608,480)
                                                                           --------------
                        Total Stockholders' Equity                                (1,800)
                                                                           --------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                   $           -
                                                                           ==============


    The accompanying notes are an integral part of the financial statements.

                  NEW HARVEST CAPITAL CORPORATION
                      STATEMENT OF OPERATIONS
           For the Quarters Ended July 31, 2005 and 2004

                                                       2005                 2004
                                                 -----------------     ----------------
                                                   (Unaudited)           (Unaudited)
Revenues
             Interest                            $              -      $           150
                                                 -----------------     ----------------

Operating Expenses
             General & Administrative Expenses            139,556                3,000
                                                 -----------------     ----------------
             Total Operating Expenses                     139,556                3,000
                                                 -----------------     ----------------

Net Income (Loss)                                $       (139,556)     $        (2,850)
                                                 =================     ================



Net loss per weighted average number of
             Common Shares                       $              -      $             -

Weighted average number
             of Common Shares outstanding             130,659,999          128,559,999



    The accompanying notes are an integral part of the financial statements.

                         NEW HARVEST CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
                  For the Quarters Ended July 31, 2005 and 2004

                                                                 2005               2004
                                                           ----------------    ---------------
                                                             (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                   $      (139,556)    $       (2,850)
       Adjustments to Reconcile Income (Loss) to Net Cash
       Provided (Used) for Operating Activities:
       Changes in Assets and Liabilities:
       Increase in accrued expenses                                      -              3,000
                                                           ----------------    ---------------

       Net Cash Provided by (Used in) Operations                  (139,556)               150
                                                           ----------------    ---------------


Net Increase (Decrease) in Cash                                   (139,556)               150

Beginning Cash                                                     139,556            149,428

Ending Cash                                                $             -     $      149,578
                                                           ================    ===============

SCHEDULE OF NONCASH ACTIVITIES:
       Common Stock Issued for Services                    $             -



    The accompanying notes are an integral part of the financial statements.

                         NEW HARVEST CAPITAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             July 31, 2005 and 2004



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentration of Risk
The cash balances are currently not in excess of Federal insured limits of $ 100,000.

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

Earnings Per Share
Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which the Company adopted effective November 1, 1998, establishes standards for computing and presenting earnings per share. The standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.

Accounting Pronouncements
Management does not believe that any of the recently issued accounting pronouncements will be applicable to the Company.

NOTE 2 - CAPITAL TRANSACTIONS

On June 1, 2005, pursuant to a Stock Purchase Agreement, Azur International, Inc. acquired 68,960,000 shares of the Company's common stock. This constituted approximately 50.4% of the Company's total issued and outstanding common shares.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Quarter Ended July 31, 2005 versus Quarter July 31, 2004

      We had limited operations in both quarters and a loss of $139,556 for the quarter ended July 31, 2005 versus $2,850 for the quarter ended July 31, 2004. The loss during the current quarter was the result of our incurring legal fees and other general and administrative expenses.

Item 3. Controls and Procedures.

Evaluation of Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

      At the conclusion of the period ended July 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, President and General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer, President and General Counsel concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report but adopted additional disclosure controls and procedures to improve the quality and timeliness of disclosure during our transition from a private to a public company.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

      A 1 for 1,370 reverse split of the Company's common stock (the "Reverse Split") was approved by the Board of Directors of the Company by unanimous written consent signed during the period from June 24, 2005 to June 28, 2005. The Reverse Split was approved by Azur International, Inc., a Nevada corporation, the holder of a majority of the Company's outstanding shares of common stock, on June 24, 2005. On July 11, 2005 the Company filed with the Securities and Exchange Commission and thereafter disseminated to its stockholders an information statement regarding the Reverse Split. The Reverse Split was effectuated on August 9, 2005.

Item 5. Other Information

Item 6. Exhibits

      (a) Exhibits

      31.1- Certification of Chief Executive Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2202.

      31.2- Certification of the Chief Financial Officer pursuant to Rules
            13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1- Certification of the Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350 as adopted, pursuant to Section 906 of the Sarbanes-OxleyAct of 2002.

      32.2- Certification of the Principal Accounting Officer pursuant to 18
            U.S.C. Section 1350 as adopted, pursuant to Section 906 of the Sarbanes- OxleyAct of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           New Harvest Capital Corporation
                                                    (Registrant)


Date: September 14, 2005                          /s/ Donald Winfrey
                                           ----------------------------------
                                           Donald Winfrey
                                           President