Form 10QSB
period 2005-10-31
NEW HARVEST CAPITAL CORP
filed 2005-12-15
CIK 785544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________to ___________

Commission File Number 000-25824

NEW HARVEST CAPITAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	13-3337553
State or other jurisdiction of corporation or organization)	(I.R.S. Employer Identification Number)

101 NE 3rd Avenue, Fort Lauderdale, Florida	33301
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code (954) 763-1515

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

As of the close of business on December 13, 2005, there were 100,120 shares of the Registrant's $.0001 par value per share Common Stock outstanding.

NEW HARVEST CAPITAL CORPORATION

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NEW HARVEST CAPITAL CORPORATION
BALANCE SHEET
October 31, 2005

2005
(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$–

TOTAL ASSETS	$–

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$32,613
Total Current Liabilities	32,613

Stockholders' Equity
Preferred Stock - $.0001 par value, 5,000,000 shares
authorized; no shares issued and outstanding	–
Common Stock - $.0001 par value, 300,000,000 shares
authorized; shares issued and outstanding 100,120	13,696
Additional Paid in Capital	592,984
Accumulated Deficit	(639,293)
Total Stockholders' Equity	(32,613)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$–

The accompanying notes are an integral part of the financial statements.

NEW HARVEST CAPITAL CORPORATION
STATEMENT OF OPERATIONS
For the Six Months Ended October 31, 2005 and 2004

	2005	2004
	(Unaudited)	(Unaudited)
Revenues
Interest	$–	$336

Operating Expenses
General & Administrative Expenses	170,368	7,000
Total Operating Expenses	170,368	7,000
Net Income (Loss)	$(170,368)	$(6,664)

Net loss per weighted average number of
Common Shares	$(1.74)	$(0.07)

Weighted average number
of Common Shares outstanding	97,746	94,006

The accompanying notes are an integral part of the financial statements.

NEW HARVEST CAPITAL CORPORATION
STATEMENT OF OPERATIONS
For the Quarters Ended October 31, 2005 and 2004

	2005	2004
	(Unaudited)	(Unaudited)
Revenues
Interest	$–	$186

Operating Expenses
General & Administrative Expenses	30,812	4,000
Total Operating Expenses	30,812	4,000
Net Income (Loss)	$(30,812)	$(3,814)

Net loss per weighted average number of
Common Shares	$(0.31)	$(0.04)

Weighted average number
of Common Shares outstanding	100,120	94,173

The accompanying notes are an integral part of the financial statements.

NEW HARVEST CAPITAL CORPORATION
STATEMENT OF CASH FLOWS
For the Six Months Ended October 31, 2005 and 2004

	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(170,368)	$(6,664)
Adjustments to Reconcile Income (Loss) to Net Cash
Provided (Used) for Operating Activities:
Changes in Assets and Liabilities:
Increase in accrued expenses	30,812	3,000
Net Cash Provided by (Used in) Operations	(139,556)	(3,664)

Net Increase (Decrease) in Cash	(139,556)	(3,664)

Beginning Cash	139,556	149,428

Ending Cash	$–	$145,764

SCHEDULE OF NONCASH ACTIVITIES:
Common Stock Issued for Services	$–

The accompanying notes are an integral part of the financial statements.

NEW HARVEST CAPITAL CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

October 31, 2005 and 2004

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

Concentration of Risk
The cash balances are currently not in excess of Federal insured limits of $100,000.

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

NOTE 2 - CAPITAL TRANSACTIONS

On June 1, 2005, pursuant to a Stock Purchase Agreement, Azur International, Inc. acquired 68,960,000 shares of the Company’s common stock. This constituted approximately 50.4% of the Company’s total issued and outstanding common shares. Subsequent to the August 9, 2005 reverse stock split (see note 3), the number of shares acquired is equivalent to 50,336 shares.

NOTE 3 - REVERSE STOCK SPLIT

For all periods presented share and per share information in these financial statements and notes have been adjusted to reflect the Company’s 1 for 1,370 reverse stock split effective August 9, 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Results of Operations

Quarter Ended October 31, 2005 versus Quarter October 31, 2004

We had limited operations in both quarters and a loss of $30,812 for the quarter ended October 31, 2005 versus a loss of $3,814 for the quarter ended October 31, 2004. The loss during the current quarter was the result of our incurring legal fees, filing fees and other general and administrative expenses.

Six Months Ended October 31, 2005 versus Six Months Ended October 31, 2004

During the six months ended October 31, 2005 we had a loss of $170,368 versus a loss of $6,664 for the six months ended October 31, 2004. The loss during the current six month period was the result of our incurring legal fees, filing fees and other general and administrative expenses.

Item 3. Controls and Procedures.

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

At the conclusion of the period ended October 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, President and General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer, President and General Counsel concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report but adopted additional disclosure controls and procedures to improve the quality and timeliness of disclosure during our transition from a private to a public company.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

Item 6.	Exhibits

(a)	Exhibits

31.1 -	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2202.

31.2 -	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of the Sarbanes- OxleyAct of 2002.

32.2 -	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of the Sarbanes- OxleyAct of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW HARVEST CAPITAL CORPORATION (Registrant)

Date: December 14, 2005	By:	/s/ DONALD WINFREY

Name: Donald Winfrey Title: President