Form 10QSB
period 2006-01-31
AZUR HOLDINGS, INC.
filed 2006-03-17
CIK 785544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-QSB
_____________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
__________

Commission File Number 000-25824

AZUR HOLDINGS, INC.
______________________________________
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

YES [ X ] NO [ ]

As of the close of business on March 13, 2006, there were 25,711,893 shares of the Registrant's $.0001 par value per share Common Stock outstanding.

AZUR HOLDINGS, INC.

AZUR HOLDINGS, INC.
BALANCE SHEET
January 31, 2006
2006
(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$—

TOTAL ASSETS	$—

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$33,929
Total Current Liabilities	33,929

Stockholders' Equity
Preferred Stock - $.0001 par value, 5,000,000 shares
authorized; no shares issued and outstanding	—
Common Stock - $.0001 par value, 300,000,000 shares
authorized; shares issued and outstanding 100,120	10
Additional Paid in Capital	606,670
Accumulated Deficit	(640,609)
Total Stockholders' Equity	(33,929)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$0

The accompanying notes are an integral part of the financial statements.

AZUR HOLDINGS, INC.
STATEMENT OF OPERATIONS
For the Nine Months Ended January 31, 2006 and 2005

	2006	2005
	(Unaudited)	(Unaudited)
Revenues
Interest	$—	$625

Operating Expenses
General & Administrative Expenses	171,685	9,470
Total Operating Expenses	171,685	9,470

Net Income (Loss)	$(171,685)	$(8,845)

Net loss per weighted average number of
Common Shares	$(1.71)	$(0.09)

Weighted average number
of Common Shares outstanding	100,120	95,972

The accompanying notes are an integral part of the financial statements.

AZUR HOLDINGS INC.
STATEMENT OF OPERATIONS
For the Quarters Ended January 31, 2006 and 2005

	2006	2005
	(Unaudited)	(Unaudited)
Revenues
Interest	$—	$289

Operating Expenses
General & Administrative Expenses	1,317	2,470
Total Operating Expenses	1,317	2,470

Net Income (Loss)	$(1,317)	$(2,181)

Net loss per weighted average number of
Common Shares	$(0.01)	$(0.02)

Weighted average number
of Common Shares outstanding	100,120	99,971

The accompanying notes are an integral part of the financial statements.

AZUR HOLDINGS, INC.
STATEMENT OF CASH FLOWS
For the Nine Months Ended January 31, 2006 and 2005

	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(171,685)	$(8,845)
Adjustments to Reconcile Income (Loss) to Net Cash
Provided (Used) for Operating Activities:
Changes in Assets and Liabilities:
Increase (Decrease) in accrued expenses	32,129	(1,200)

Net Cash Provided by (Used in) Operations	(139,556)	(10,045)

Net Increase (Decrease) in Cash	(139,556)	(10,045)

Beginning Cash	139,556	149,428

Ending Cash	$—	$139,383

SCHEDULE OF NONCASH ACTIVITIES:
Common Stock Issued for Services	$—

The accompanying notes are an integral part of the financial statements.

AZUR HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

January 31, 2006 and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Azur Holdings, Inc. was organized under the laws of the state of Delaware on August 29, 1985.
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

AZUR HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

January 31, 2006 and 2005

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

NOTE 4 - SUBSEQUENT EVENTS

A.	On January 20, 2006, the Company filed a Certificate of Amendment with the state of Delaware, changing its name from New Harvest Capital Corporation to Azur Holdings, Inc.

B.
On February 14, 2006, the Company entered into and consummated an Exchange Agreement with AII. Under said agreement, the Company issued an aggregate of 25,236,773 shares of its Common Stock, par value $.0001 per share in exchange for 2,000 shares of common stock of The Grand Shell Landing, Inc., a Mississippi corporation, and 7,500 shares of common stock of Azur Shell Landing Resort, Inc., a Mississippi corporation, held by AII. We also assumed certain liabilities of AII aggregating approximately $1,650,000. Immediately after the consummation of the Exchange Agreement, AII owned an aggregate of 25,287,109 shares of the Company’s Common Stock, constituting approximately 99.8% of the issued and outstanding shares of the Company’s Common Stock.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Results of Operations

Quarter Ended January 31, 2006 versus Quarter Ended January 31, 2005

We had limited operations in both quarters and a loss of $1,317 for the quarter ended January 31, 2006 versus a loss of $2,470 for the quarter ended January 31, 2005. The loss during the current quarter was the result of our incurring legal fees, filing fees and other general and administrative expenses.

Nine Months Ended January 31, 2006 versus Nine Months Ended January 31, 2005

During the nine months ended January 31, 2006 we had a loss of $171,685 versus a loss of $8,845 for the nine months ended January 31, 2005. The loss during the current nine month period was the result of our incurring legal fees and other general and administrative expenses.

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

At the conclusion of the period ended January 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, President and General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer, President and General Counsel concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report but adopted additional disclosure controls and procedures to improve the quality and timeliness of disclosure during our transition from a private to a public company.

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

Azur Holdings, Inc (Registrant)

Date: March 17, 2006	/s/ Donald Winfrey
Donald Winfrey President