Form 10KSB
period 2006-04-30
AZUR HOLDINGS, INC.
filed 2006-08-14
CIK 785544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to__________

Commission file Number 0-25824

AZUR HOLDINGS, INC.
(Name of small business issuer in its charter)

Delaware	13-3334512
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

101NE3rd Avenue, Suite 1220, Fort Lauderdale, Florida	33301
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (954) 763-1515

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered
None	None

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

Yes ☒        No ☐

 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

State issuer's revenues for its most recent fiscal year: $717,713.

The aggregate market value of the voting stock held by non-affiliates of the Company, computed by reference to the closing price of such stock as of July 25, 2006 ($1.75) was $5,865,622. For purposes of the computation we consider all directors, officers and holders of 10% or more of our common stock to be affiliates. Therefore, the number of shares of our common stock held by non-affiliates as of July 25, 2006 was 3,351,784.

As of July 25, 2006, there were 28,938,893 shares of common stock, $0.0001 par value, issued and outstanding.

Transmittal Small Business Disclosure Format (check one)    Yes ☐        No ☒

PART I

Item 1. Description of Business.

This report includes forward-looking statements. Statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like "intend," "anticipate," "believe," "estimate," "plan" or "expect," we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual results to differ materially from our current expectations elsewhere in this report. You should understand that forward-looking statements made in this report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

Azur Holdings, Inc. ("AHI," “we” or the “Company”), formerly known as New Harvest Capital Corporation, was organized under the laws of the State of Delaware on August 29, 1985 under the name Harvest Capital Corporation. In February 1986, AHI completed a public offering of 50,000,000 shares of its Common Stock par value $.0001 per share (the "AHI Common Stock"). In October 1988, AHI formed a wholly-owned subsidiary, Exclusives for the Bride, Inc. ("Exclusives"). During its fiscal year ended April 30, 1991 ("Fiscal 1991"), AHI sold substantially all of the assets of Exclusives and since then it has had no substantial revenues.

From October 31, 1990 until February 2002, the Company's assets consisted primarily of Common Stock of JLM Couture, Inc. ("JLM"), a company registered under the Securities Exchange Act of 1934 (the “Exchange Act”) which is engaged in the business of marketing bridal gowns and bridesmaids' gowns.

On February 1, 2002, JLM acquired these shares from the Company for $161,883. On March 7, 2002, AHI conducted a private offering of 25,000,000 shares of AHI common stock for an aggregate considerate of $62,500, from six purchasers. AHI also issued 13,860,000 shares to Mr. Joseph L. Murphy in payment of $69,300 owed to him for services rendered to AHI. These steps were taken to enable AHI to implement its plan to acquire an operating entity.

On January 14, 2005, eight shareholders of AHI completed the sale of their restricted common shares of AHI to two purchasers, Ruth Shepley and HVST Acquisition Corporation, a Nevada corporation, owned and controlled by James A. Ditanna of King of Prussia, Pennsylvania (“HVST Acquisition”).  Under the terms of the purchase agreement with the selling shareholders, Shepley acquired 8,200,000 restricted common shares (approximately 6.0% of the then issued and outstanding shares) of AHI and HVST Acquisition acquired 68,960,000 restricted common shares (approximately 50.4% of the then issued and outstanding shares).  In connection with the acquisition the officers and director of AHI resigned and James Ditanna and two other persons were appointed as the directors and officers of AHI.

On June 1, 2005, pursuant to a Stock Purchase Agreement dated as of June 1, 2005 between HVST Acquisition and Azur International, Inc. (“AII”), HVST Acquisition sold to AII 68,960,000 shares of common stock of AHI, constituting approximately 50.4% of the outstanding common stock of AHI. The purchase price for the AHI common stock was $550,000 and was paid in cash. The source of funds used by AII to purchase the AHI Shares was the working capital of AII.

By virtue of its acquisition of a majority of the voting securities of AHI on such date, AII acquired from HVST Acquisition control of AHI on June 1, 2005.

At June 30, 2005, AHI had no assets.

In August 2005, we effected a one for 1,370 share reverse stock split pursuant to which the outstanding shares of our common stock were reduced from 136,959,999 shares to 100,129 shares.

Since its acquisition by AII on June 1, 2005, AHI has assembled a management team, researched resort and commercial locations, completed extensive marketing research, and acquired Shell Landing Golf Course in Gautier, Mississippi and a master planned resort community by entering into a Share Exchange Agreement on February 14, 2006 (the “Exchange Agreement”) with AII, whose common stock is also registered under the Securities Exchange Act of 1934. Under the Exchange Agreement, we issued to AII an aggregate of 25,236,773 shares of our Common Stock, par value $.0001 per share in exchange for 2,000 shares of common stock of GSLI and 7,500 shares of common stock of ASLR held by AII. We also assumed certain liabilities of AII aggregating approximately $1,650,000. After the consummation of the Exchange Agreement, AII owns an aggregate of 25,287,109 shares of our Common Stock, constituting, as of July 25, 2006, approximately 87.4% of the issued and outstanding shares of our Common Stock.

In connection with the closing of the Exchange Agreement, we entered into a series of agreements with Omicron Master Trust and certain other investors (collectively, the “Investors”) who had loaned to GSLI and ASLR an aggregate of $1 million and $6 million in May 2005 and November 2005, respectively, including a guarantee of all of such obligations. We also agreed to issue to the Investors in exchange for warrants to purchase an aggregate of 10 million shares of common stock of AII at a price of $.50 per share, new five-year warrants to purchase an aggregate of 10 million shares of our common stock at a price of $.50 per share and we and the Investors agreed that the $1 million principal amount of convertible promissory notes issued in May 2005 will also be convertible into shares of our common stock (based on a conversion rate, subject to adjustment) of the lesser of $3.00 per share or an amount per share calculated by dividing $45 million by the number of shares of common stock on a fully diluted basis). Finally, we entered into a new registration rights agreement with the Investors covering the registration of our shares of common stock, including shares of common stock issuable upon conversion of warrants and on conversion of the outstanding convertible notes held by the Investors.

We have filed with the Securities and Exchange Commission (the “Commission”) a Registration Statement on Form SB-2 covering such shares, among other shares, and we are in the process of preparing a pre-effective amendment to such registration statement in response to certain comments on the initial filing made by the staff of the Commission

AHI’s business plan includes golf resort and residential communities development, residential and commercial land acquisition for development, acquisition of developable land holdings for use or future sale, acquisition of existing resort and golf club communities and acquisitions of companies in complementary industries. Through its subsidiaries, AHI currently owns:

•	The Shell Landing Golf Club, a 225 acre public course located in Gautier, Mississippi (near Biloxi) and designed by Davis Love III, and,

•	Shell Landing Resort, a master planned resort community, with approximately 800 acres containing significant infrastructure already in place.

Real Estate Holdings

To date, AHI has entered into and/or closed agreements relating to the acquisition of interests in the following:

SHELL LANDING GOLF COURSE

Through our wholly owned subsidiary, The Grand Shell Landing Inc., a Mississippi corporation (“GSLI”), AHI owns Shell Landing Golf Club. The 225 acre course designed by Davis Love III is located in Gautier, Mississippi approximately 13 miles east of Biloxi, which has become a world class entertainment and gambling center with 12 casinos. The region was affected by Hurricane Katrina in 2004. There are currently approximately 6,500 hotel rooms in operation in the Gautier and Biloxi area. We believe that the number of rooms should increase to approximately 10,000 in the next six months and approximately 30,000 in the next three years. The Mississippi legislature has changed the laws regarding gaming whereby casinos will be permitted to build their casinos on land. This action by the legislature was intended to assist revitalizing the gaming community and the local economy. We believe that the gaming community is set to invest significantly in the rebuilding of the region’s gaming industry.

Golf Digest named Shell Landing among America’s Best New Courses in 2002. The January 2002 issue ranked the course #5 in America in the Best New Upscale Public category, the only course in the top five located in the South. Shell Landing includes a clubhouse with locker rooms, a restaurant and catering facilities and a golf shop; a driving range and practice area; a deck and a maintenance building.

There were 30,442 rounds of golf played on the course in 2005 and 13,410 rounds played from January 1 to June 30, 2006.

The property is held subject to a first mortgage in the amount of $6,400,000. The outstanding principal balance of the first mortgage loan accrues interest at a variable rate equal to prime rate of J.P Morgan Chase & Co. announced, quoted or published from time to time plus 1.5% per annum. Monthly payments of principal and interest based on a 20 year amortization of principal and a seasonal adjustment for each month in question commenced in January 2005 and shall continue until December 1, 2009 when all outstanding principal and interest on the promissory note evidencing the loan shall be due. The note is secured by, among other things, a deed of trust, security agreement and fixture filing on the golf course property and an assignment to the lender of leases, rents and contracts. As of April 30, 2006 the outstanding principal balance of the loan was $ 6,282,826.

Due to Hurricane Katrina, Textron has provided GSLI with several concessions including interest only mortgage payments. The property is also held subject to a second mortgage securing AHI indebtedness in the principal amount of $6,000,000 held by the Investors.

SHELL LANDING DEVELOPMENT

We own 75% of the capital stock of ASLR which in turn has a 95% undivided tenants-in-common interest in five (5) parcels of land aggregating approximately 1,172 acres in Gautier, Mississippi (the “Property”) with an as is undeveloped appraised value of $19,170,000. The land is contiguous to the Shell Landing Golf Club. ASLR’s ownership rights are subject to the terms of a Co-Ownership Agreement among ASLR, AII and ASLD II. ASLD II is a Mississippi limited liability company owned 50% by Crawford Family Limited Partnership, a Florida limited partnership (“Crawford”), and Naranjo Family Limited Partnership, a Florida limited partnership (“Naranjo”). ASLD II owns the record title to the Property.

ASLD II acquired the Property on May 4, 2005 for a purchase price of $8,000,000. The purchase price was partially financed with a $7,413,000 mortgage loan obtained from an institution. The outstanding principal balance of the loan accrues interest at the rate of 14% per annum. Monthly interest payments commenced on June 1, 2005 and shall be paid while principal on the loan remains outstanding. Assuming no principal is prepaid, the monthly interest payments shall be $86,485. The entire principal amount of the loan is due on June 1, 2007. The land includes approximately 455 acres plus 48 completed, but unsold residential lots ranging in size from .6 to 1.25 acres, 230 platted but undeveloped lots, 129 of which will be premier lots (larger acreage, better views) and 101 of which will be estate lots a proposed 12.75 acre condominium site, a proposed 18.9 acre condominium site, a proposed 20.0 acre apartment site, approximately 330 acres planned for a resort village, various residential lots, town homes and cluster homes and approximately 61 acres of commercial land (95% of which is wetlands).

The Property is also held subject to a second mortgage securing indebtedness in the principal amount of $6,000,000 held by the Investors.

Under the Co-Ownership Agreement, ASLR has agreed, among other things, that until Naranjo shall have received payments in an aggregate amount of $16,000,000 as a result of ASLD II’s 5% undivided tenants-in-common interest the Property, Naranjo shall receive directly and within 5 business days of each closing, 5% of the revenue derived from the sale of developed property, sale of land, lease or rental of any or all of the Property or any interest therein before closing costs, commissions or other expenses paid in connection therewith and certain minimum cumulative payments whether or not sales or rentals of the Property have been made. In addition, ASLR agreed that Crawford shall receive in perpetuity 5% of all gross proceeds received by ASLR or any of its subsidiaries from of sales of land from the Property.

We intend to construct on the 12.75 acre site located between the 9th and 18th fairways of the Shell Landing Golf Course, a 126 unit luxury condominium project consisting of 21 buildings surrounding a pool, spa and eight tennis courts and overlooking the Shell Landing Golf Course. The units average 1,500 square feet and are being offered at prices averaging $315,000. The project is scheduled to commence in the fourth quarter of 2006 and be completed by the third quarter of 2007. We intend to obtain traditional bank financing for the construction of this project. The contractor for this project has not been chosen.

A second phase of development on the 18.9 acre site located between the 3rd, 4th and 5th fairways of the golf course contemplates construction of 210 condominium units in 30 buildings. We anticipate that construction will commence in the fourth quarter of 2007 and be completed by the fourth quarter of 2008. We anticipate that the marketing and sales of these units shall commence in the second quarter of 2007. JME Coldwell Banker shall continue marketing this property to prospective purchasers in the local market as well as in Georgia, Alabama, Tennessee, Texas and states in the Northeast. In addition, we anticipate the sale of portions of the property or entering into joint ventures with third parties in 2006 for further development. Construction is expected to commence in 2007.

Recent Developments

On August 4, 2006, we entered into an Agreement dated as of August 4, 2006 and effective as of July 28, 2006 (the “Purchase Agreement”) with ASLD II, ASLR, AII and Forsythe Partners, LLC, a Mississippi limited liability company (“Forsythe”).

Under the Purchase Agreement ASLD II and ASLR have agreed to transfer all of their respective ownership interests with respect to certain property within the Shell Landing Development to a Mississippi limited liability company to be formed and called The Islands at Shell Landing, LLC (“Islands LLC”). We shall have a 16-2/3% membership interest in the Islands LLC and Forsythe shall have a 50% membership interest in such company. In addition, each of the Crawford Family Limited Partnership, a Mississippi limited partnership (“Crawford FLP”), and Naranjo Family Limited Partnership, a Florida limited partnership (“Naranjo FLP”), shall own a 16-2/3% membership interest in Islands LLC. Crawford FLP and Naranjo FLP each currently own a 50% membership interest in ASLD II and Carl Crawford owns 25% of the outstanding capital stock of ASLR and is the President of ASLR and an officer of one other of our subsidiaries.

The property to be transferred is a tract of land upon which a condominium project to be known as “The Islands at Shell Landing” is to be constructed (the “Condo Site”). For its 50% interest in Islands, LLC, Forsythe has agreed to make an aggregate of $3,100,000 in payments, including an aggregate of $2,390,000 to holders of certain liens on the Condo Site, $320,000 to ASLD II, $230,000 to ASLR and $160,000 to us. Forsythe has also agreed to assume all responsibility and obligations to develop no less than 126 luxury apartment units on the Condo Site. In addition, Forsythe has paid to ASLR $100,000, which amount is non-refundable, even if the Purchase Agreement is not consummated.

The parties have agreed that the Purchase Agreement shall be closed not later than September 1, 2006 subject to the right of Forsythe to extend such closing date until not later than September 25, 2006 upon the payment by Forsythe to ASLR of an additional $100,000 payment, which would not be credited against the purchase price.

Item 2. Properties.

For information concerning AHI’s real estate holdings, see the discussion under the caption “Real Estate Holdings” contained in Item 1. Business, which is incorporated herein by reference.

Since June 1, 2005 AHI’s offices have been located at the offices of Azur at 101 NE 3rd Avenue, Suite 1220, Fort Lauderdale, Florida 33301. Such offices have been provided at AHI by AII at a charge of 50% of the lease payment paid by AII. Prior to the acquisition of a controlling interest in AHI by AII, AHI’s offices were located at the offices of its former attorneys, Heskett & Heskett, 501 South Johnstone, Suite 501, Bartlesville, Oklahoma 74003 from January 18, 2005 to May 31, 2005.

Item 3. Legal Proceedings.

   As of the date hereof, AHI is not a party to any material legal proceedings, nor are we aware of any threatened litigation of a material nature.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity, Related Stockholders Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

The AHI common stock is traded in the over-the-counter market and has been quoted on the "Over-the-Counter Bulletin Board" since March 22, 1986. Since August 2005 the trading symbol for our common stock has been “AZHI.” There is a very limited public market for the AHI common stock. As of July 14, 2006, 28,263,893 shares of common stock were outstanding.

The following table sets forth, for the respective periods indicated, the high and low bid quotations for our common stock. The information has been retroactively restated to give effect to a one for 1,370 share reverse stock split which was effectuated in August 2005, by multiplying the price per share as originally reported ($.01) by 1,370. The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and do not represent actual transactions.

Quarter Ended	High Bid	Low Bid

2005
July 31, 2004	$13.70	$13.70
October 31, 2004	13.70	13.70
January 31, 2005	13.70	13.70
April 30, 2005	13.70	13.70

2006
July 31, 2005	13.70	13.70
October 31, 2005	5.00	1.70
January 31, 2006	2.30	1.55
April 30, 2006	2.30	2.00

No dividends have been paid on the AHI common stock and AHI does not anticipate paying dividends in the foreseeable future.

At July 14, 2006, there were approximately 260 holders of record of AHI's common stock. AHI believes that it has more shareholders since many of its shares are held in "street" name.

Securities Authorized for Issuance Under Equity Compensation Plans

On April 24, 2006, the Board of Directors of AHI approved an employee benefit plan called the Azur Holdings, Inc. 2006 Flexible Stock Plan (the “Plan”). The number of shares of our common stock which may be issued or sold or for which options or stock appreciation rights may be granted under the Plan is ten million (10,000,000) shares, plus an annual increase, effective as of the first day of each calendar year, commencing with 2007, equal to ten percent (10%) of the number of outstanding shares of our common stock as of the first day of such calendar year, but in no event more than twenty million (20,000,000) shares in the aggregate. Such shares may be authorized, but unissued shares, shares held in AHI’s treasury, or both. The full number of shares available may be used for any type of option or other benefit under the Plan.

The following table gives information as of April 30, 2006 about our common stock that may be issued upon the exercise of options, warrants and rights under the Plan, which is our only equity compensation plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:	0	0	0
Equity compensation plans not approved by security holders 2006 Flexible Stock Plan(1)	0	0	0
Total

(1) Securities available for future issue increase each year by 10% of our outstanding common stock at the beginning of each year. The total amount of common stock available under the plan cannot exceed 20 million shares.

During the fiscal year ended April 30, 2006, we issued 200,000 shares of common stock to a consultant under the Plan.

Recent Sales of Unregistered Securities

During the fiscal year ended April 30, 2006, we issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

In February 2006 pursuant to the Exchange Agreement the Company issued 25,236,773 shares of its common stock, par value $.0001 per share in exchange for the acquisition of 2,000 shares of common stock of GSLI and 7,500 shares of common stock of ASLR held by AII. All of the issuances were made in private placement transactions under an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) afforded by Section 4(2) of the Securities Act.

On February 22, 2006 we issued a warrant to purchase 275,000 shares of the Company’s Common Stock to a law firm for legal services. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On March 1, 2006 we issued a warrant to purchase 1,241,508 shares of the Company’s Common Stock to a consultant for services. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On March 1, 2006 we issued a warrant to purchase 600,000 shares of the Company’s Common Stock to a consultant as a finder’s fee. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On March 1, 2006 we issued a warrant to purchase 100,000 shares of the Company’s Common Stock to a consultant as a finder’s fee. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

In April 2006, the Company issued 12,000 shares of common stock for services at $.0001 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

In April 2006, the Company issued 100,000 shares of common stock as director’s compensation at $.0001 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

As reported in our Current Report on Form 8-K we filed on May 2, 2006, we entered into a Stock Purchase Agreement dated as of April 26, 2006 (the “Purchase Agreement”) with CapitalSwiss Limited (the “Purchaser”) providing for the sale by us to the Purchaser of up to an aggregate of 5 million shares of our common stock for $.60 per share. All sales of such shares to be made pursuant to the Purchase Agreement are intended to be made pursuant to Regulation S.

Under the Purchase Agreement, as amended on June 1, 2006, we issued to the Purchaser an aggregate of 2 million shares of our common stock on April 26, 2006 and the Purchaser is obligated to pay the $600,000 purchase price for 1 million of such shares by October 1, 2006 and the purchase price for the additional 1 million of our shares by November 1, 2006. Upon the payment to us of $1,200,000 for the first 2 million shares, we are obligated to issue to the Purchaser an additional 2 million shares of our common stock. The $600,000 purchase price for 1 million of these additional issued shares shall be paid to us by December 1, 2006 and the $600,000 purchase price for the second 1 million of the additional shares shall be paid to us by January 1, 2007. After payment to us of the additional $1,200,000 we are then obligated to issue to the Purchaser the final 1 million shares of our common stock covered by the Purchase Agreement and the Purchaser is required to pay to us the $600,000 purchase price for these shares by February 1, 2007.

Under the Purchase Agreement the Purchaser without penalty may pay the purchase price for any installment of shares prior to the payment deadlines set forth above. If the Purchaser does not by the applicable payment deadline pay all or a portion of the purchase price for a particular installment of shares of our common stock, then the shares not paid for shall be immediately forfeited and cancelled.

In May 2006, the Company issued 4,000 shares of common stock for services at $.0001 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

In May 2006, the Company issued 4,000 shares of common stock for services at $.0001 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

In June 2006, the Company issued 120,000 shares of common stock for services at $.0001 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

In June 2006, the Company issued 20,000 shares of common stock as consideration for a loan at $.0001 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

In July 2006, the Company issued 200,000 shares of common stock as executive director’s compensation at $.0001 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

In July 2006, the Company issued 36,000 shares of common stock for services at $.0001 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

In July 2006, the Company issued 675,500 shares of common stock for services at $.0001 per share. The shares were issued pursuant to Regulation S.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Introduction

Azur Holdings, Inc., formerly known as New Harvest Capital Corporation, is a real estate holding company with operations in the United States. Our business plan includes golf resort and residential communities development, residential and commercial land acquisition for development, acquisition of developable land holdings for use or future sale, acquisition of existing resort and golf club communities and acquisition of companies in complementary industries.

Since being acquired by Azur International, Inc. (“Azur International”) on June 1, 2005, Azur Holdings, Inc. (“Azur Holdings,” the “Company,” “we,” or “us”) has assembled a management team, researched resort and commercial locations, completed extensive marketing research and entered into a Share Exchange Agreement with Azur International. Under the Exchange Agreement, we issued 25,236,773 shares of common stock to Azur International in exchange for 100% of the common stock of The Grand Shell Landing Golf course in Gautier, Mississippi, and 75% of the common stock of Azur Shell Landing Resort, Inc, which is a master planned resort community of approximately 800 acres.

The year 2006 is effectively Azur Holdings’ initial year of significant operations in the real estate industry, much of which was spent on organizational and administrative matters, as well as closing agreements relating to the acquisition of interests in the above mentioned entities.

Given that Azur Shell Landing Resort was a company organized in 2005, this analysis will concentrate on assessing the financial condition and results of operations of The Grand Shell Landing Golf Course, which prior to the execution of the Exchange Agreement, had been wholly owned by Azur International since November of 2004.

Results of Operations

Year ended April 30, 2006 versus Year Ended April 30, 2005

Revenue and Gross Profit

For the period ended April 30, 2006, the Company generated revenues of $717,713, which included 4 months of golf course revenue of $449,598, and lot sales totaling $268,115.

Golf course revenues are primarily derived from daily greens fees, which usually comprise approximately 50 to 60% of total revenues. However, due to the effects of Hurricane Katrina, which occurred in September of 2005, green fees of $133,760 only accounted for about 30% of the total revenue for the 4 months ended April 30, 2006. Additional revenues of approximately $100,827 were derived from cart rentals, and about 50% of revenues were derived from sales of clothing, equipment, food, and beverages at the retail facilities in the Shell Landing clubhouse, which totaled $215,011. Moreover, total golf course sales for the same period last year totaled $1,367,263 vs. sales in the current period of $449,598.

Sales of real estate are comprised of lots sold in the resort real estate business. A total of 4 lots were sold for the 4 months ended April 30, 2006, totaling $268,115.

Cost of Operations

Total cost of operations were $143,147 for the period ended April 30, 2006, and included: $64,326 in inventory costs for retail items sold at the golf course club house, and $78,821 in cost of land for 3 lots sold during the period.

General and Administrative

General and administrative expenses were $1,558,845 for the twelve months ended April 30, 2006, and were comprised primarily of: golf-related expenses of $362,075, resort real-estate expenses of $370,161 and corporate overhead of $826,608.

Depreciation and Amortization

Total depreciation and amortization expense for the twelve months ended April 30, 2006 were $109,599 and $634,851, respectively. The majority of the amortization costs of $622,848 are due to the high loan and land acquisition costs associated with the resort property.

Interest Expense

Interest expense for the year ended April 30, 2006 totaled $922,380, of which $605,650 was for debt associated with the acquisition of the 75% interest in the resort assets. Interest expense for golf course debt totaled $261,901, and the remaining $54,829 was debt maintenance associated with loans taken to fund the operations of the parent company.

Net Loss

For the year ended April 30, 2006, the Company experienced a net loss of $2,273,085, which included losses of $1,046,619 from Azur Shell Landing Resort operations, $344,997 from the golf course and $881,469 from the holding company’s operations. The net loss reflects the early stage of our business and the associated costs incurred in connection with acquisition activities, including loan costs and pre-development expenditures. Also, the loss from the golf course operations is due to the reduction in revenues and additional costs incurred during the recovery from the Hurricane Katrina, which hit the Mississippi area in August of 2005.

Liquidity and Capital Resources

At April 30, 2006 we had a net working capital deficit of $5,905,798. Included in liabilities are notes payable totaling in excess of $3,649,000 which come due on or before May 1, 2007. Please refer to the schedule of maturities shown below for additional details regarding the maturities of our long-term debt and security interest that have been granted in connection with those obligations.

Management is currently pursuing multiple financing alternatives with respect to satisfying these obligations, including (a) raising additional equity capital and (b) restructuring the terms of these existing debt obligations. There can be no assurance, however, that such additional funds will be available, or, if available, available on commercially acceptable terms. If we are unable to raise capital and renegotiate terms of existing debt we may be forced into a substantial liquidation of assets, which may occur on terms unfavorable to Azur Holdings and may foreclose future growth opportunities.

There are other factors and risks that could impair our ability to meet current obligations in the future. A significant portion of our expected future cash inflows are dependent upon successfully completing and closing sales on the various condominium development projects that are now planned or underway. These expected cash inflows will not occur until construction is complete and we have closed on the sales of the individual units to the purchasers. As such, our revenues are collected at very irregular intervals and we are required to fund substantial receivables during the construction period.

The consummation of the Share Exchange Agreement mentioned earlier in this analysis, whereby we acquired 100% interest in the golf course and 75% interest in the resort property, has afforded us the opportunity to pursue significant real estate development projects well into the future.  However, our ability to raise the funds we need in order to pursue these opportunities is not assured and may become more difficult if interest rates continue to rise, if a major natural disaster were to hit the area, or if investors begin to perceive real estate prices to have risen beyond the point where attractive future returns are possible.

Discussion of Certain Current Assets and Liabilities

Accounts receivable

Our accounts receivable at April 30, 2006 amounted to $42,547 which was comprised primarily of trade receivables in the golf course business.

Inventory

At April 30, 2006, our inventory was $68,850 which consisted solely of apparel and equipment held in stock in our golf course occupations.

Prepaid expense

At April 30, 006 our prepaid expenses totaled $17,797 and consisted mostly of prepaid insurance related to the golf course.

Other receivables

At April 30, 2006 other receivables totaled $173,339, which consisted of insurance receivables for the golf course insurance claims from the hurricane losses.

Accounts Payable & Accrued Expenses

Accounts payable and accrued expenses at April 30, 2006 were $1,372,573 and consisted primarily of $254,393 of trade payables, $572,608 of general and administrative expenses, $36,432 of accrued payroll expenses, $382,279 of accrued interest expense, and $126,861 of accrued property taxes.

Accrued Salary - Related Party

Accrued salary to the CEO of the Company totaled $485,500 at April 30, 2006.

Analysis of Cash Flow

Cash flow used in operations

Cash used in operations totaled $865,695, comprised primarily of our net loss of $2,273,085, plus an increase in accounts receivable of $17,683, and increase in inventory of $6,291, a decrease in prepaid expenses of $25,110, a decrease in insurance proceeds receivable of $525,937, an increase in deferred revenue of $53,034, and increase in accounts receivable of $667,355, a decrease in land for resale of $78,821 a decrease in accrued expenses related to casualty losses of $345,634 and a decrease in other current liabilities of $13,018.

Cash flow provided in investing activities

Cash provided in investing activities totaled $660,899, which was mostly comprised of purchase of fixed assets of $84,291 and cash acquired on acquisition of $745,190.

Cash flow from financing activities

Our financing activities provided net cash of $673,029. This cash was raised principally in the form of net new debt of approximately, $750,000 and from deposits held in escrow, totaling $503,075.

OBLIGATION	DUE IN LESS THAN 1 YEAR	DUE IN 1-3 YEARS	DUE AFTER 4 YEARS

Notes Payable	$3,649,444	$26,765,664	$7,000,000

Total cash obligations	$3,649,444	$26,765,664	$7,000,000

Note Payable to a finance company, monthly payments are variable, including interest currently at 8.5%, collaterized by Grand Shell Landing golf course, due November 2009.	—	—	$6,305,652

Note Payable to a finance company, monthly payments of interest only of 14% of the principal balance, collaterized by land, due October 2007.	—	—	5,907,500

Note Payable to a finance company, monthly payments of interest only of 14% of the principal balance, collaterized by land, due June 2007.	—	—	6,575,057

Note Payable to Related Party (Carl Crawford), principal payments in at 5% of net sales (as defined in the Co-Ownership Agreement), interest of 4%, unsecured, due November 2006	—	—	1,193,929

Note Payable to Related Party (Ed Naranjo), principal payments in at 5% of gross sales (as defined in the Co-Ownership Agreement), non-interest bearing, unsecured, due December 2011	—	—	15,982,970

Note Payable to private investor assumed as part of Share Exchange, interest payable at maturity, accruing at a rate of 18% of the principal balance, due on January 1, 2007.	—	—	700,000

Note Payable to private investor, interest payable at maturity, accruing at a rate of 13% of the principal balance, due on May 31, 2006.	—	—	250,000

Note Payable to private investor, interest payable at maturity, accruing at a rate of 2% of the principal balance monthly, due upon completion of Frankfurt IPO. (The total amount of this note is $1,000,000 and is funded in $250,000 installments. Two installments have been funded as of April 30,2006)	—	—	500,000

Total Obligations	—	—	$37,415,108

Less: Short-term portion	—	—	(3,649,444)

Long-term maturities	—	—	$30,814,162

Critical Accounting Policies

Real Estate Holdings

Real estate investments are stated at the lower of cost or market. Acquisition costs are allocated to respective properties based on appraisals of the various properties acquired in the acquisition.

Revenue Recognition

Real Property: Revenue is recognized under the full accrual method of accounting upon the completed sale of real property held for development and sale. All costs incurred directly or indirectly in acquiring and developing the real property are capitalized. Revenues for sales and rentals generated from The Grand Shell Landing, Inc. are also recognized under the full accrual method of accounting.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand; cash in banks, and any highly liquid investments with maturity of three months or less at the time of purchase. Azur and its subsidiaries maintain cash and cash equivalent balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000.

Concentration of Risk

At times the cash and cash equivalent balances in financials institutions exceed the federally insured limits. The total balance at risk is $167,803 at April 30, 2006.

The majority of the assets owned by the Company, including land for resale, as well as the real estate development projects are concentrated in the Mississippi area.

Property and Equipment

Property and equipment are carried at cost and are being depreciated over their useful lives using straight line depreciation methods. The estimated useful lives of significant assets are as follows:

Equipment	5 years
Land Improvements	20 years
Buildings	40 years

Leases

Leases that transfer substantially all of the risks and benefits of ownership are capital leases. Other leases are operating leases that are expensed over the terms of the lease using the straight line method. Capital leases are included in property and equipment and are amortized using the same methods as used for depreciation of property and equipment

Inventory

Inventory is stated at the lower of cost or market with cost determined using the first-in, first-out method.

Earnings/Loss per Share

Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter and year-to-date. The number of shares used for the year ended April 30, 2006 was 957,418 and the resulting loss per share was $2.37.

Income Taxes

In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of April 30, 2006, the Company has net operating losses (NOL's) of approximately $ 2,300,000 that expire over a 15 year period that commenced in 2005.

Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	-%	-%

Item 7.  Financial Statements.

Baum & Company, P.A.
1515 University Dr. Suite 226
Coral Springs FL 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Azur Holdings and Subsidiaries
( formerly New Harvest Capital Corporation )
Fort Lauderdale, Florida

We have audited the accompanying balance sheet of Azur Holdings, Inc. and Subsidiaries (formerly New Harvest Capital Corporation) as of April 30, 2006 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended April 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Azur Holdings, Inc. and Subsidiaries (formerly New Harvest Capital Corporation) as of April 30, 2006 and the results of its operations and its cash flows for the years ended April 30, 2006 and 2005 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has experienced losses since inception. The Company’s financial position and operating results raise substantial doubts about its ability to continue a going concern. Management plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baum & Company, P.A.

Coral Springs, Florida
August 6, 2006

AZUR HOLDINGS, INC. & SUBSIDIARIES
(Formerly New Harvest Capital Corporation)
CONSOLIDATED BALANCE SHEET
April 30, 2006

ASSETS
Current Assets
Cash and Cash Equivalents	$607,789
Accounts Receivable	42,547
Inventory	68,850
Prepaid Expenses	17,797
Insurance Proceeds Receivable	173,339
Total Current Assets	910,322

Property, Plant & Equipment
Land	861,949
Other Property Plant & Equipment (net of accumulated depreciation of $459,925)	6,704,957

7,566,906

Other Assets
Land for Resale	18,133,073
Land Acquision Costs (net of amortization of $ 861,607)	9,477,678
Loan Acquisition Costs (net of amortization of $126,676)	784,349
Funds Held for Prepaid Expenses	769,113
Total Other Assets	29,164,214

TOTAL ASSETS	$37,641,442
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Current Portion-Notes Payable	$3,649,444
Current Portion-Capital Lease Obligation	39,211
Accounts Payable and Accrued Expenses	1,372,573
Accrued Salary - Related Party	485,500
Accrued Expenses Related to Casualty Losses	193,630
Deferred Revenue	79,587
Accounts Payable - Related Party	996,175
Total Current Liabilities	6,816,120

Long-Term Debt
Notes Payable (net of current portion)	33,765,665
Capital Lease Obligation (net of current portion)	48,497
Total Long-Term Debt	33,814,162

Total Liabilities	40,630,282

Stockholders' Equity
Preferred Stock - $.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—
Common Stock - $.0001 par value, 300,000,000 shares authorized; shares issued and outstanding 27,648,893	2,765
Additional Paid in Capital	1,850,800
Stock Subscriptions Receivable	(1,200,000)
Non Controlling Interest in Subsidiary	(548,229)
Loans Receivable from Parent	(352,166)
Accumulated Deficit	(2,742,010)
Total Stockholders' Equity (Deficit)	(2,988,840)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$37,641,442

The accompanying notes are an integral part of the financial statements.

AZUR HOLDINGS, INC. & SUBSIDIARIES
(Formerly New Harvest Capital Corporation)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended April 30, 2006 and 2005

	2006	2005
Revenues
Sales - Golf Course	$449,598	$—
Sales of Real Estate	268,115	—
Total Revenue	717,713	—

Operating Expenses
Cost of Operations	143,147
General & Administrative Expenses	1,558,845	9,470
Amortization Expense	634,851	—
Depreciation Expense	109,599	—
Total Operating Expenses	2,446,442	9,470

Net Income (Loss) Before
Other Income/(Expense)	(1,728,729)	(9,470)

Other Income and (Expense)
Interest Income	6,329	798
Other Income	22,822	—
Interest Expense	(922,380)	—
Total Other Income and (Expense)	(893,229)	798

Net Income (Loss) before Provision for Income Taxes	(2,621,958)	(8,672)

Provision for Income Taxes	—	—

Net Income (Loss) before adjustments for minority interest	(2,621,958)	(8,672)

Non Controlling Interest in Subsidiary	348,873	—

Net Income (Loss)	$(2,273,085)	$(8,672)

Net Loss per Weighted Average Number of
Common Shares	$(2.37)	$(0.09)

Weighted Average Number of Common
Shares Outstanding	957,418	95,372

The accompanying notes are an integral part of the financial statements.

AZUR HOLDINGS, INC. & SUBSIDIARIES
(Formerly New Harvest Capital Corporation)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended April 30, 2006 and 2005

	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit

Balance at 5/1/04	93,839	$9	$574,324	$(460,252)

Issuance of Common Stock for Services	6,281	1	18,660

Net Loss for
the Year Ended 4/30/05				(8,672)

Balance at 4/30/05	100,120	10	592,984	(468,924)

Issuance of Common Stock for Services	312,000	31	—

Issuance of Common Stock for Acquisitions	25,236,773	2,524

Issuance of Common Stock for Cash	2,000,000	200	1,199,800

Effects of Reverse Stock Split			13,686

Issuance of Warrants for Services			44,330

Net Loss for the Year				(2,273,085)

Balance at 4/30/06	27,648,893	$2,765	$1,850,800	$(2,742,010)

The accompanying notes are an integral prt of the consolidated financial statements.

AZUR HOLDINGS, INC. & SUBSIDIARIES
(Formerly New Harvest Capital Corporation)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended April 30, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,273,085)	$(8,672)
Adjustments to Reconcile Income (Loss) to Net Cash
Provided (Used) for Operating Activities:
Depreciation and Amortization	744,271	—
Minority Share of Loss	(348,873)	—
Services and Interest paid by Issuance of Common Stock	44,361	—

Changes in Assets and Liabilities:
Increase in Accounts Receivable	(17,683)	—
Increase in Inventory	(6,291)	—
Decrease in Prepaid Expenses	25,110	—
Decrease in Insurance Proceeds Receivable	525,937	—
Decrease in Land for Resale	78,821
Increase in Deferred Revenue	53,034	—
Increase in Accounts Payable & Accruals	667,355	—
Decrease in Other Current Liabilities	(13,018)	—
Decrease in Accrued Expenses Related to Casualty Losses	(345,634)	(1,200)

Net Cash Used In Operations	(865,695)	(9,872)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(84,291)	—
Cash Acquired on Acquisition	745,190	—

Net Cash Provided in Investing Activities:	660,899	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Funds Held in Escrow	503,075	—
Payments on Capital Leases	(1,865)	—
Proceeds From Notes and Loans Payable	750,000	—
Payment of Notes and Loans Payable	(226,015)	—
Related Party Loans	(352,166)	—

Net Cash Provided in Financing Activities:	673,029	—

Net Decrease in Cash	468,233	(9,872)

Beginning Cash	139,556	149,428

Ending Cash	$607,789	$139,556

SCHEDULE OF NONCASH ACTIVITIES:
Common Stock Issued for Services and Interest	$44,361	$19,500
Common Stock Issued for Acquisitions	2,524	—
Stock Subscription Receivable	1,200,000	—

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Expense Paid	867,520	—
Income Taxes Paid	—	—

The accompanying notes are an integral part of the consolidated financial statements.

AZUR HOLDINGS, INC. & SUBSIDIARIES
(Formerly New Harvest Capital Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

A.  BACKGROUND

Azur Holdings, Inc. was incorporated under the laws of the state of Delaware on August 29, 1985, under the name Harvest Capital Corporation. In August 2000, the Company changed its name to New Harvest Capital Corporation. The Company was engaged in the activity of searching for and investigating business opportunities.

On June 1, 2005, pursuant to a Stock Purchase Agreement dated as of June 1, 2005 between HVST Acquisition Corporation, a Nevada corporation, and Azur International, Inc., HVST Acquisition Corporation sold to Azur International 68,960,000 shares of common stock of the Company, constituting approximately 50.4% of the outstanding common stock of the Company. The purchase price for the New Harvest Shares was $550,000 paid in cash. By virtue of its acquisition of a majority of the voting securities of the Company on such date, Azur International acquired from HVST Acquisition Corporation control of the Company on June 1, 2005.

On December 20, 2005, the Company changed its name to Azur Holdings, Inc.

On February 14, 2006, the Company entered into and consummated a Share Exchange Agreement acquiring The Grand Shell Landing, Inc., the owner of an 18-hole golf course in Gautier, Mississippi and a master planned resort community. Under the Exchange Agreement, Azur Holdings issued an aggregate of 25,236,773 shares of its Common Stock, par value $.0001 per share, in exchange for 2,000 shares of common stock of Grand Shell Landing, and 7,500 shares of common stock of Azur Shell Landing Resort Inc. held by Azur International. The Company also assumed certain liabilities of Azur International, aggregating approximately $1,530,000. Immediately after the consummation of the Exchange Agreement, Azur International owned an aggregate of 25,287,109 shares of Azur Holdings’ Common Stock, constituting approximately 99.8% of the issued and outstanding shares of the Company’s Common Stock.

B. BASIS OF ACCOUNTING

The Company utilizes the accrual method of accounting, whereby revenue is recognized when earned and expenses when incurred.

C. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include accounts of Azur Holdings and its wholly-owned subsidiaries. All material inter-company transactions have been eliminated. The following is a list of subsidiaries and their respective controlling interests by the Company:

The Grand Shell Landing, Inc. - 100%
Azur Shell Landing Resort, Inc. - 75%

D. REAL ESTATE HOLDINGS

Real estate investments are stated at the lower of cost or market. Acquisition costs are allocated to respective properties based on appraisals of the various properties acquired in the acquisition.

E. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

AZUR HOLDINGS, INC. & SUBSIDIARIES
(Formerly New Harvest Capital Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006

F. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand; cash in banks and any highly liquid investments with maturity of three months or less at the time of purchase. The Company and its subsidiaries maintain cash and cash equivalent balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000.

G. CONCENTRATION OF RISK

At times the cash and cash equivalent balances in financials institutions exceed the federally insured limits. The total balance at risk is $167,803 at April 30, 2006.

The majority of the assets owned by the Company, including land for resale, as well as the real estate development projects are concentrated in the Mississippi area.

H. LEASES

Leases that transfer substantially all of the risks and benefits of ownership are accounted for as capital leases. Other leases are operating leases that are expensed over the terms of the lease using the straight line method. Capital leases are included in property and equipment and are amortized using the same methods as used for depreciation of property and equipment

I. INVENTORY

Inventory is stated at the lower of cost or market with cost determined using the first-in, first-out method.  Inventory for Grand Shell Landing totaling $68,850 at April 30, 2006, consists of apparel and equipment sold at the pro shop, as well as food and beverages items.

J. EARNINGS/LOSS PER SHARE

Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding. The average number of shares used for the twelve months ended April 30, 2006 and 2005 were 957,418 and 95,372, respectively. The resulting loss was $2.37 per share for the year ended April 30, 2006 and $.09 per share for the year ended April 30, 2005.

K. INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of April 30, 2006, the Company had net operating losses (NOL's) of approximately $2,300,000 that expire in 15 years commencing in 2005.

Statutory federal income taxes	34%
Valuation allowance	(34)
Effective tax rate	0%

NOTE 2 - GOING CONCERN

Although the management of the Company has a reasonable expectation that the Company has adequate resources to continue in operational existence for the foreseeable future, the Company has adopted the going concern basis in preparing these financial statements. The Company has accumulated losses of $2,742,010 and a negative working capital position of $5,905,798. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, to receive continued support of the Company’s shareholders, and ultimately to obtain successful operations.

AZUR HOLDINGS, INC. & SUBSIDIARIES
(Formerly New Harvest Capital Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006

NOTE 2 - GOING CONCERN (Continued)

Management is currently pursuing several options to address the going concern including (a) refinancing the existing Azur Shell Landing Resort debt, (b) restructuring the terms of these existing debt obligations, and (c) consummating a stock purchase agreement (see Note 6 - Capital Transactions), which will generate $6,000,000 in a span of five months, due to begin in October of 2006.

NOTE 3 - RELATED PARTY TRANSACTIONS

Carl Crawford, who serves as the President of Azur Shell Landing Resort Inc. and President of The Grand Shell Landing Inc., was engaged in the Share Exchange Agreement described in Note 1 (A). He was engaged as the President of the General Partner of the Crawford Family Limited Partnership.

NOTE 4 - REVERSE STOCK SPLIT

For all periods presented share and per share information in the consolidated financial statements and notes have been adjusted to reflect the Company’s 1 for 1,370 reverse stock split effective August 9, 2005.

NOTE 5 - EMPLOYMENT/CONSULTING AGREEMENTS

The following employment and consulting agreements are in effect as of April 30, 2006:

A.
The Chief Executive Officer of the Company, who also serves as the Chairman of the Board of Directors of the Company has an employment agreement with a 6-month term, commencing March 1, 2006. His compensation for the duration of the agreement is at the rate of $360,000 per annum.

B.
The President of the Company, who also serves on the Board of Directors, has an employment agreement with a term of 6 months, commencing on March 1, 2006. His compensation, for the duration of the agreement, is at the rate of $240,000 per annum.

C.
The General Counsel and Corporate Secretary had an employment agreement with a term of 6 months, commencing on March 1, 2006. After the initial term, the agreement was to renew automatically for additional six-month periods, unless terminated by either party. His compensation for the duration of the agreement was at the rate of $180,000 per annum. The agreement was terminated on July 15, 2006 (see Subsequent Events Note 15 (C)).

D.
The Comptroller of Azur Holdings has an employment agreement with a 6-month term commencing on March 1, 2006. After the initial term, the agreement shall renew automatically for an additional 6 month periods, unless terminated by either party. Her compensation for the duration of the agreement is at the rate of $80,000 per annum.

E.
An advisory agreement is in effect between the Company and a consulting firm for a period of 12 months, commencing on February 1 2006. In connection with this agreement, the Company shall pay the consultant compensation as follows: (1) a 200,000 S-8 share engagement fee payable on February 1 2006, (2) 25,000 S-8 shares per month, payable the first day of each the 2nd - 3rd months of the engagement, (3) 17,500 S-8 shares per month, payable the first day of each the 4th -6th months of the engagement period, (4) 12,500 S-8 shares per month, payable the first day of each the 7th - 9th months of the engagement, and (5) 7,500 shares per month, payable the first day of each the 10th-12th months of the engagement.

AZUR HOLDINGS, INC. & SUBSIDIARIES
(Formerly New Harvest Capital Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006

NOTE 5 - EMPLOYMENT/CONSULTING AGREEMENTS (Continued)

F.
An advisory agreement is in effect between the Company and a consulting firm for a period of 12 months, commencing on February 1, 2006. In connection with this agreement, the Company shall pay the consultant compensation as follows: (1) 40,000 shares payable on February 1 2006, (2) 40,000 shares per month, payable the first day of each the 2nd - 3rd months of the engagement, (3) 30,000 shares per month, payable the first day of each the 4th -6th months of the engagement period, (4) 20,000 shares per month, payable the first day of each the 7th - 9th months of the engagement, and (5) 10,000 shares per month, payable the first day of each the 10th-12th months of the engagement.

G.
A retainer agreement dated February 22, 2006 is in effect between the Company and a legal firm for consultation pertaining to general corporate and securities counseling. The agreement, which has an effective date of February 22, 2006, has no term period and may be cancelled at any time. In consideration for the services, the Company shall pay the legal firm an initial retainer fee of $7,500 and pay based on an hourly rate thereafter.

H.
A Consulting Services Agreement is in effect between the Company and an international consulting company for a period of twelve months, commencing on March 1, 2006. In connection with this agreement, the Company shall pay the consultant compensation as follows: (1) 375,000 shares as an engagement fee (2) 15,000 shares per month thereafter (3) € 15,000 (Euros) per month, and (4) a finder’s fee as stipulated in section 3.2 of the consulting agreement.

I.
The Company has a retention agreement for strategic and business consultancy services with a consulting firm for a period of twelve months, commencing on March 1, 2006. Under the agreement, the Company is required to pay the consulting firm the following compensation: (1) warrants to purchase an aggregate number of shares of the Company's common stock equal to 9.8% of the outstanding common stock of Azur Holdings as of March 1, 2006 at the exercise price per share equal to 50% of the average closing price for the common stock on the last trading day prior to the date of exercise of such warrants; such warrants may only be exercised under cashless exercise provisions, and (2) finder's fees as stipulated in section 4-b of the retention agreement. In addition, pursuant to Section 5 of the retention agreement, the Company assumed from Azur International a $275,000 liability to a third party. This liability was assigned to and assumed by the Company pursuant to the Exchange Agreement referred to in Note 1 (A).

J.
The Company has a Consulting Services Agreement for strategic and business consultancy services with a consulting firm for a period of twelve months, commencing on March 1, 2006. Under the agreement, the company is required to pay the consulting firm the following compensation: (1) 150,000 restricted shares as engagement fee, (2) 15,000 restricted shares per month thereafter, (3) $20,000 per month, and (4) Finders fee as stipulated in section 3.2 of consulting agreement.

K.
A one-year consultant agreement dated March 15, 2006 is in effect between the Company and a consultant to develop programs to achieve the Company's strategic growth objectives. The compensation for the consultant’s services shall be paid at the rate of $12,000 per month payable in shares of Azur Holdings, plus reimbursement for the consultant’s expenses previously approved in writing. That number of shares due to the consultant each month will be determined on the 15th of each month and payable within five days thereafter by dividing $12,000 by the five day trailing average closing price of Azur Holdings’ shares.

AZUR HOLDINGS, INC. & SUBSIDIARIES
(Formerly New Harvest Capital Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006

NOTE 5 - EMPLOYMENT/CONSULTING AGREEMENTS (Continued)

L.
A finder’s fee agreement dated March 29, 2006 is in effect between the Company and a consultant to help the Company develop its financial growth objectives. The compensation for the consultant’s services shall be paid at the rate of 10% of all funds received from any loans made to the Company as a result of the consultant’s services.

NOTE 6 - CAPITAL TRANSACTIONS

A. COMMON STOCK

In February 2006 pursuant to the Exchange Agreement, the Company issued 25,236,773 shares of its common stock, par value $.0001 per share in exchange for the acquisition of 2,000 shares of common stock of Grand Shell Landing and 7,500 shares of common stock of Azur Shell Landing Resort held by Azur International. All of the issuances were made in private placement transactions under an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) afforded by Section 4(2) of the Securities Act.

On March 8, 2006, the Company entered into a stock purchase agreement with a U.S. company to sell 15 tranches of shares (each a “Tranche”) of the Company’s Common Stock. The total purchase price for the Shares shall be $3,000,000. The methodology for determining the purchase price per share of the Shares in each Tranche is set forth in schedule 1.01(a) of the Agreement. The Company may, in its sole discretion, elect to sell Shares of any Tranche to the Purchaser at any time after the date on which a registration statement covering the resale of Shares is declared effective under the Securities Act. As of April 30, 2006 no stock has been issued pursuant to this agreement.

In April 2006, the Company issued 12,000 shares of common stock for services at $.0001 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

In April 2006, the Company issued 100,000 shares of common stock as directors’ compensation at $.0001 per share. The issuances of 50,000 shares each to two directors were made in a private placement transaction under an exemption from the registration statements of the Securities Act afforded by Section 4(2) of the Securities Act.

In April 2006, the Company issued 200,000 shares of common stock for services at $.0001 per share. The shares were issued pursuant to an S-8 registration statement.

On April 26, 2006, the company entered into a stock purchase agreement with a European company to purchase 5,000,000 shares of the Company’s Common Stock, par value $0.0001 per share, pursuant to Regulation S, promulgated under the U.S. Securities Act of 1933, as amended as of the date of this Agreement. The total purchase price for the shares, which the purchaser agreed to pay to the Company, shall be $.60 per share or Three Million Dollars ($3,000,000) for the aggregate of 5,000,000 shares. Upon the execution of the agreement, the Company issued to the purchaser 2,000,000 of the 5,000,000 shares, valued at $1,200,000. As of April 30, 2006, no cash has been received for the issuance, and there is a stock subscriptions receivable balance of $1,200,000.

B. WARRANTS

On February 22, 2006, a warrant to purchase 275,000 shares of the Company’s Common Stock at the exercise price of $.50 per share, over the span of 5 years, was issued to a law firm in exchange for legal services. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

AZUR HOLDINGS, INC. & SUBSIDIARIES
(Formerly New Harvest Capital Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006

B. WARRANTS (Continued)

On March 1, 2006, a ten year warrant to purchase 2,483,016 shares of the Company’s Common Stock, was issued to a consulting firm for consultancy services. The warrant is exercisable at 50% of the fair market value of the common stock on the last trading day prior to the date of exercise, and must be exercised under a cashless exercise provision. Therefore, if the warrant is exercised in full the warrant holder will receive 1,241,508 shares of the Company’s common stock, and not be required to pay any cash. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On March 1, 2006, a warrant to purchase 600,000 shares of the Company’s Common Stock at the exercise price of $.60 per share, over a span of 5 years, was issued to a consultant as finder’s fees. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On March 1, 2006, a warrant to Purchase 100,000 shares of the Company’s Common Stock at an exercise price of $.50 per share, over a span of 5 years, was issued to a consultant as finder’s fees. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

A summary of the status of the Company’s warrants as of April 30, 2006 and changes during the year then ended is presented below:

	Year Ended April 30 2006
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	—	$—
Granted	3,458,016	0.50
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at end of year	3,458,016	$0.50

NOTE 7 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following amount as of April 30, 2006:

Golf Membership & Events	$37,523
Other Receivables	5,024 $
42,547

No allowance for bad debt has been provided.

AZUR HOLDINGS, INC. & SUBSIDIARIES
(Formerly New Harvest Capital Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment are carried at cost and are being depreciated over their useful lives using straight line depreciation methods.

The estimated useful lives of significant assets are as follows:
Equipment	5 years
Land Improvements	20 years
Buildings	40 years

Property and equipment consist of the following as of April 30, 2006:

Land	$861,949

Land Improvements - Golf course	$4,603,620
Less accumulated depreciation	(326,090)
Net Land Improvements - Golf course	$4,277,530

Buildings	$2,295,616
Less accumulated depreciation	(81,303)
Net Buildings	$2,214,313

Equipment & Fixtures	$209,424
Less accumulated depreciation	(36,587)
Net Equipment & Fixtures	$172,837

Assets under Capital Lease	$56,222
Less accumulated depreciation	(15,945)
Net Assets under Capital Lease	$40,277

Total Property & Equipment	$7,566,906

* Total depreciation expense for the fiscal years ended April 30, 2006 and 2005 were $109,599 and $0, respectively.

NOTE 9 - CAPITAL LEASES

Property held under capital leases, included with property and equipment at April 30, 2006 consists of the following:

Equipment	$56,222
Less: Accumulated depreciation	(15,945)
Equipment capital lease-net	$40,277

Capital lease obligations consist of the following at April 30, 2006:

Non-cancelable leases, through 2008, Secured by equipment	$87,708
Less: current portion of lease obligations	(39,211)
Long-term capital lease obligations	$48,497

AZUR HOLDINGS, INC. & SUBSIDIARIES
(Formerly New Harvest Capital Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006

NOTE 10 - LAND FOR RESALE

Land for resale refers to the Azur Shell Landing Resort property, which includes lots for resale, as well as land for future development. At April 30, 2006, Land for Resale is comprised of the following:

Land	$12,272,359
Land Acquisition Costs	5,660,714
Development Costs	200,000
Total Land for Resale	$18,133,073

NOTE 11 - LOANS RECEIVABLE - PARENT

A.
On April 30, 2006, Azur Holdings entered into a loan agreement with a subsidiary company of Azur International, whereby it loaned the subsidiary $23,000 at 6% interest per annum. This loan is evidenced by a promissory note. The payment of principal and accrued interest shall be due and payable in full on or before April 30, 2007.

B.
On April 30, 2006, Azur Holdings entered into a loan agreement with its parent company, Azur International, whereby it loaned the parent company $329,166 at 6% interest per annum. This loan is evidenced by a promissory note. The payment of principal and accrued interest shall be due and payable in full on or before April 30, 2007.

NOTE 12 - ACCOUNTS PAYABLE - RELATED PARTY

Accounts payable - related party total $996,175 at April 30, 2006. These liabilities are inter-company transactions with the parent company, which took place prior to the exchange agreement. They are non-interest bearing debt, and have no collateral.

NOTE 13 - LONG TERM DEBT

Long-term debt at April 30, 2006 consists of the following:

Note Payable to a finance company, monthly payments are variable, including interest currently at 8.5%, collateralized by Grand Shell Landing golf course due November 2009.	$6,305,652

Note Payable to a finance company, monthly payments of interest only of 14% of the principal balance, collateralized by land, due October 2007.	5,907,500

Note Payable to a finance company, monthly payments of interest only of 14% of the principal balance, collateralized by land, due June 2007.	6,575,057

Note Payable to Related Party (Carl Crawford), principal payments of 5% of net land sales (as defined in the Co-ownership Agreement), interest of 4%, unsecured, due November 2006.	1,193,929

Note Payable to Related Party (Ed Naranjo), principal payments of 5% of gross land sales (as defined in the Co-ownership Agreement), non-interest bearing, unsecured, due December 2011	15,982,970

Note Payable to private investor assumed as part of Share Exchange, interest payable at maturity, accruing at a rate of 18% of the principal balance, due on January 1, 2007.	700,000

Note Payable to private investor, interest payable at maturity, accruing at a rate of 13% of the principal balance, due on May 31, 2006 (extended to September 30, 2006)	250,000

Note Payable to private investor, interest payable at maturity, accruing at a rate of 24% per annum of the principal balance, due upon completion of Frankfurt IPO. The total amount of this note is $1,000,000 and is funded in $250,000 installments. Two installments have been funded as of April 30,2006)	500,000

Total Obligations	$37,415,108
Less: Current Portion	(3,649,444)
Long-term maturities	$33,814,162

AZUR HOLDINGS, INC. & SUBSIDIARIES
(Formerly New Harvest Capital Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006

NOTE 13 - LONG TERM DEBT (Continued)

A. MATURITIES ON LONG-TERM OBLIGATIONS:

2006	$3,649,444
2007	8,075,338
2008	15,190,326
2009	3,500,000
Thereafter	7,000,000
Total	$37,415,108

B. EXTENTIONS OF NOTES PAYABLE:

On July 31, 2006 the private investor who loaned the Company $250,000 on February 14, 2006, executed an Addendum to the Promissory Note whereby he agreed to extend the maturity date on the Promissory Note from May 31, 2006 to September 30, 2006.

NOTE 14 - LOAN ACQUISITION COSTS

Loan acquisition costs consist of the following:

Grand Shell Landing	$180,039
Azur Shell Landing Resort	730,987
$911,026
Less: Accumulated amortization	(126,677)
Total Loan Acquisition Costs	$784,349

AZUR HOLDINGS, INC. & SUBSIDIARIES
(Formerly New Harvest Capital Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006

NOTE 14 - LOAN ACQUISITION COSTS (Continued)

Loan costs in connection with obtaining financing have been capitalized and are being amortized using the straight-line method over the following time periods:

The Grand Shell Landing	5 Years
Azur Shell Landing Resorts	5 Years

NOTE 15 - DEFERRED LAND ACQUISITION COSTS

Deferred land acquisition costs consisted of the following at April 30, 2006:

Azur Shell Landing Resorts	$10,339,286
Less: Accumulated amortization	(861,608)
Total Deferred land acquisition costs	$9,477,678

Deferred land acquisition costs have been capitalized and are being amortized using the straight-line method over a 40 year life.

NOTE 16 - HURRICANE KATRINA IN MISSISSIPPI

On the August 29 - 30 of 2005, the state of Mississippi was affected by Hurricane Katrina. Shell Landing Golf Course which is located in Gautier, Mississippi was impacted by this hurricane. No significant structural damage occurred, mostly due to the high elevation of the land pertaining to the golf course. The golf course resumed operations on September 23 2005; however, a reduction in revenues has resulted from the hurricane. Insurance claims have been submitted totaling $723,471, of which $550,132 have been received. As of April 30, 2006 there were $173,339 in insurance proceeds receivable. The Company incurred a loss of approximately $88,000. The Company received the final payment of $173,339 in May 2006.

NOTE 17 - EXCHANGE AGREEMENT

In connection with the closing of the Exchange Agreement, the Company entered into a series of agreements with Omicron Master Trust and certain other investors who had loaned to Grand Shell Landing and Azur Shell Landing Resort an aggregate of $6 million in November 2005, including a guarantee of all of such obligations. Upon the pro-rata distribution to the holders of the Company’s common stock to the shareholders of Azur International pursuant to an effective registration statement under the Securities Act, all of the Investors’ warrants in Azur International shall be cancelled and the Company shall issue new five year warrants to the Investors in an aggregate of 10 million shares of common stock of the Company at a price of $.50 per share. In addition, the Company entered into a new registration rights agreement with the Investors covering the registration of our shares of common stock, including shares of common stock issuable upon conversion of warrants and on conversion of the outstanding convertible notes held by the Investors.

AZUR HOLDINGS, INC. & SUBSIDIARIES
(Formerly New Harvest Capital Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006

NOTE 18 - COMMITMENTS & SUBSEQUENT EVENTS

A.
On June 1, 2006, The Company entered into an agreement with an investor relations firm for implementation of the Company’s Financial Communications Program. The term of the agreement is for twelve months beginning June 1, 2006 and ending May 31, 2007. During the term, in consideration for the services, the Company shall pay the investor relations firm a retainer fee of $5,000 monthly. As additional consideration, the Company has granted the investor relations firm 200,000 three-year cashless warrants to purchase shares of the Company stock at the exercise price of $1.00 per share. The warrants may be exercised on a cashless basis.

B.
On June 6, 2006, the Company entered into a consulting agreement with a company to develop new business opportunities. The term of the agreement is for six months beginning June 6, 2006. During the term, in consideration for the services, Azur Holdings shall pay the company an initial retainer fee of 120,000 restricted shares of common stock, and 30,000 restricted shares of Azur Holdings per month payable beginning July 6, 2006 and on the same date each month thereafter for the term of the agreement for a total of 300,000 restricted shares, as well as any finders fees as specified in section 3.b of the agreement.

C.
The General Counsel and Corporate Secretary and the Company mutually terminated the officer’s employment agreement with the Company on July 15, 2006. The officer has been retained to serve as General Counsel and Corporate Secretary of the Company under a new consulting agreement, between the Company and a firm of which the officer is a principal. The new consulting agreement became effective on July 15, 2006. The term of the agreement is for six months beginning July 15, 2006. After the initial term, the agreement shall automatically renew for an additional six months. In consideration for signing the agreement, the consultant shall receive 50,000 shares of the Company, to be paid within sixty days after the effective date and 30,000 shares of the Company per month thereafter. Consulting fees shall be paid to the officer’s firm at a rate of $8,000.00 per month.

D.	On July 7, 2006, two independent directors of the Company were each issued 100,000 shares for their services as directors of the Company.

NOTE 19 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2005, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

In December 2005, the FASB issued SFAS No. 123 (R) Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We believe SFAS No. 123(R) has a material impact on financial statements at the time as options are issued.

AZUR HOLDINGS, INC. & SUBSIDIARIES
(Formerly New Harvest Capital Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006

NOTE 19 - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In February 2006 the Financial Accounting Standards Board issued Statement No. 155 ("SFAS No 155"), "Accounting for Certain Hybrid Instruments: An Amendment of FASB Statements No. 133 and 140". Management does not believe that this statement will have a significant impact on the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 2, 2005, we dismissed Goldstein Golub Kessler LLP as our independent auditor. Goldstein Golub Kessler LLP had been previously engaged as the principal auditor to audit our financial statements.. The reason for the termination was that AII, which on such date acquired a controlling interest in AHI, requested a change in auditors.

Goldstein Golub Kessler LLP’s reports on our financial statements as of April 30, 2004 and 2003 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended April 30, 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles.

       The decision to change auditors was approved by our Board of Directors.

        During our two most recent fiscal years, and the subsequent interim periods, there were no disagreements with Goldstein Golub Kessler LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope, or procedure, which disagreements, if not resolved to the satisfaction of Goldstein Golub Kessler LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

On June 3, 2004, we retained Baum & Company, P.A. (“Baum”) as our new independent auditor. Baum is located at 1515 University Drive, Coral Springs, Florida 33071.

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

At the conclusion of the period ended April 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

Item 8B. Other Information

Reports on Form 8-K.

During the period commencing the last quarter of the period covered by this Report until the date of filing of this Report, the Company did not file any Current Reports on Form 8-K, except that on May 2, 2006 we filed a Current Report on Form 8-K to report our entry into the Purchase Agreement described under the section entitled “Recent Sales of Unregistered Securities” in Item 4 hereof.

PART III

Item 9. Directors and Executive Officers of the Registrant.

The following sets forth information as of July 14, 2006 regarding our executive officers and directors.

Donald H. Goree, Director, Chairman and Chief Executive Officer, Age 47

Mr. Goree was elected Chief Executive Officer of AHI on June 1, 2005. He has been Chairman and CEO of AII since January 2004. Mr. Goree has over 25 years of experience in commercial real estate investment, finance and development.

Donald C. Winfrey, Director and President, Age 38

Mr. Winfrey was elected President of AHI on June 1, 2005. He has been President and a director of AII since January 1, 2005. From 1997 to December 31, 2004 he held various positions with Xentel, Inc., including Vice President of its U.S. operations; from 1992 to 1997 he held various positions with CD3 Storage Systems, including President. He has also served as Chairman to various strategic planning and client development committees.

Tony Sharp, Director, Age 52

Mr. Sharp was elected as a director of the Company effective January 1, 2006. Mr. Sharp was most recently a Project Director at Longcross Management, a London-based commercial property development firm, and he has over 20 years experience in real estate development, urban renewal, finance, and consulting. Mr. Sharp has also been serving as a director of AII since December 1, 2005.

Mr. Sharp previously served AII in an advisory capacity. His experience in the property sector began in 1985, when, as an advisor for Coopers & Lybrand’s consulting arm, he supported many large U.K. development companies with regard to their corporate structure and on the social and economic impact of proposed urban renewal schemes. This led to his appointment as assistant to the CEO of the National Phoenix Initiative (NPI), an urban renewal partnership sponsored by the construction and development industry associations along with the UK’s Department of Environment. NPI promoted projects involving private investment in public sector bodies including the health sector, universities, prison service, local authorities and urban development corporations. Following this, Mr. Sharp was involved with numerous joint ventures, acquiring distressed property portfolios while serving as project director at Longcross Management. Mr. Sharp is a graduate of Balliol College at Oxford University.

Frederick Trowman-Rose, Age 52

Professor Trowman-Rose was elected as a director of the Company effective January 1, 2006. He currently serves as Company Secretary of Light & Boston Limited (a ceremonial regalia manufacturer) since 2001, and Managing Director of Libomet Limited (a stamper and finisher of non-ferrous and precious metals). Previously, he was Company Secretary and Director of his family engineering firm ABC Maintenance Services Limited and a technical editor of publications including Professional Printer and British Editor. He is a professor of Environmental Science and President of the Association of Teachers of Printing & Allied Subjects and Provost of the London College of Management and IT. Professor Trowman-Rose is a graduate of the University of Cambridge and holds doctorate degrees in organic chemistry. A former diplomat, he served Belize, the country of his birth, as her first Consul in the United Kingdom. Professor Trowman-Rose has held a number of senior honorary positions on professional and environmental bodies, including Honorary Vice-President of the Chartered Institute of Journalists, the world’s senior professional association for journalism and the media.

Carl Crawford, Vice President of Golf Operations and President of GSLI and ASLR, Age 61

Mr. Crawford has been Vice President of Golf Operations and the President of our subsidiary, The Grand Shell Landing, Inc., since AII acquired the Shell Landing Golf Course in November 2004. Mr. Crawford was a part owner of the entity which sold the course to AII and has actively involved in operations of the golf course since 2002. Prior thereto he was a partner in HAM Marine, Inc., which was merged into Freide Goldman, Inc., a naval architect and marine engineering company. Since July 2000 he has been the sole proprietor of GME, a firm which operates a manufacturing facility for medical devices.

Albert Lazo, General Counsel and Secretary, Age 32

Mr. Lazo was elected as Secretary of AHI on June 1, 2005. He has been General Counsel and Secretary of AII since April 2004 and a director of Azur since January 2005. He also currently the President of the Law Firm of Albert J. Lazo, P.A. From February 2000 to April 2004, Mr. Lazo was an associate attorney with the law firm of Richards and Polansky, P.C. in Miami, Florida. From June 1999 to February 2000, he was an associate attorney at the law firm of John G. Shieley, P.A., based in Miami, Florida.

There are no family relationships among any of the Company’s directors and officers, except that Donald H. Goree and Donald Winfrey are first cousins.

Section 16 Reporting

No person who, during the year ended April 30, 2006, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during such fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Code of Ethics

The Company has adopted a Code of Ethics applying to all of its executive officers.

Item 10. Executive Compensation

The following table provides information relating to compensation for the fiscal year ended April 30, 2006 for our Chief Executive Officer and compensation payable to other highly compensated executive officers whose total salary and bonus (as determined pursuant to SEC rules) exceeded $100,000. We did not pay any compensation to any of our officers and directors during the fiscal years ended April 30, 2004 and April 30, 2005.

	Long Term Compensation
				Awards		Payouts
Name and Principal Position	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All other Comp.
Donald Goree, Chairman and CEO	$45,000	0	0	0	0	0	0
Donald Winfrey, President	$30,000	0	0	,0	0	0	0
Albert Lazo, General Counsel and Secretary	$22,500	0	0	0	0	0	0

Director Compensation

Frederick Trowman-Rose and Tony Sharp were each issued 50,000 shares of AHI common stock upon their election as a director of AHI which are both effective on January 1, 2006.

Employment and Consulting Agreements

Donald Goree

Mr. Goree entered into an Employment Agreement with us effective March 1, 2006 for a six month term expiring on September 1, 2006. Under the agreement Mr. Goree is employed as our Chairman of the Board and Chief Executive Officer. Mr. Goree’s compensation is $360,000 per annum, payable in bi-weekly installments. In addition, we provide to Mr. Goree health insurance and the use of a company automobile. The employment agreement shall be extended for an additional term of six months unless the agreement is terminated by either party within 30 days prior to the end of the initial term or any succeeding term. The agreement terminates upon the death or disability of Mr. Goree and may be terminated by us for “cause” (defined as a material breach of the agreement by Mr. Goree or if Mr. Goree commits an act of fraud, gross negligence or dishonesty which has a material adverse effect on us). In such events we shall pay to Mr. Goree all compensation accrued through the day preceding the date of termination.

 Donald Winfrey

Mr. Winfrey entered into an Employment Agreement with us effective March 1, 2006 for a six month term. Under the agreement Mr. Winfrey is employed as our President at a salary payable at the rate of $240,000 per annum in bi-weekly installments. In addition, Mr. Winfrey is entitled to a $400 per month stipend for health insurance. The employment agreement shall be extended for additional terms of six months unless the agreement is terminated by either party within 30 days prior to the end of the initial term or any succeeding term. If extended, Mr. Winfrey’s salary shall be increased by at least 10% over the salary paid in the preceding 12 month period of the agreement. The agreement may be terminated without cause by us or by Mr. Winfrey for “good reason” (defined to include our material violation of the agreement which is not cured within 10 days after written notice to us of the violation), in which case Mr. Winfrey’s salary shall continue only for the shorter of four months after the date of termination or the remaining balance of the current term of the agreement. We may also terminate the agreement for “cause” (defined to include Mr. Winfrey’s willful appropriation or conversion of our property for his own use, a material violation of the agreement by Mr. Winfrey which is not cured within 10 days after written notice to him, substance abuse and/or a refusal to submit to periodic substance screening tests or if a case is brought against Mr. Winfrey for violation of any securities or corporate laws). If the agreement is terminated for cause, Mr. Winfrey shall receive his salary only through the termination date. Similarly, if he dies or becomes disabled, Mr. Winfrey’s estate shall be paid his salary through the date of his death or he will be paid through the effective date of his disability (as defined in the agreement).

    Albert Lazo

Mr. Lazo entered into an Employment Agreement with us effective March 1, 2006 to be employed as our Corporate Secretary and General Counsel for a term of six months, which term shall be successively extended for additional six month terms if neither party terminates the agreement within 30 days prior to the end of the initial or succeeding terms. Mr. Lazo is paid a salary at the rate of $180,000 per annum in bi-weekly installments. In addition, Mr. Lazo is entitled to a $400 per month stipend for health insurance. If the term of his agreement is extended, Mr. Lazo’s salary shall be increased by at least 10% annually over the salary paid in the preceding 12 months of the agreement. The agreement may be terminated without cause by us or by Mr. Lazo for “good reason” (defined to include our material violation of the agreement which is not cured within 10 days after written notice to us of the violation), in which case Mr. Lazo’s salary shall continue only for the shorter of four months after the date of termination or the remaining balance of the current term of the agreement. We may also terminate the agreement for “cause” (defined to include Mr. Lazo’s willful appropriation or conversion of our property for his own use, a material violation of the agreement by Mr. Lazo which is not cured within 10 days after written notice to him, substance abuse and/or a refusal to submit to periodic substance screening tests or if a case is brought against Mr. Lazo for violation of any securities or corporate laws). If the agreement is terminated for cause, Mr. Lazo shall receive his salary only through the termination date. Similarly, if he dies or becomes disabled, Mr.Lazo’s estate shall be paid his salary through the date of his death or he will be paid through the effective date of his disability (as defined in the agreement).

Nora Zampieri

Ms. Zampieri entered into an Employment Agreement with us effective March 1, 2006 to be employed as our Comptroller for a term of six months, which term shall be successively extended for additional six month terms if neither party terminates the agreement within 30 days prior to the end of the initial or succeeding terms. Ms. Zampieri is paid a salary at the rate of $80,000 per annum in bi-weekly installments. In addition, Ms. Zampieri is entitled to a $400 per month stipend for health insurance. If the term of her agreement is extended, Ms. Zampieri’s salary shall be increased by at least 5% annually over the salary paid in the preceding 12 months of the agreement. The agreement may be terminated without cause by us or by Ms. Zampieri for “good reason” (defined to include our material violation of the agreement which is not cured within 10 days after written notice to us of the violation), in which case Ms. Zampieri’s salary shall continue only for the shorter of two months after the date of termination or the remaining balance of the current term of the agreement. We may also terminate the agreement for “cause” (defined to include Ms. Zampieri’s willful appropriation or conversion of our property for her own use, a material violation of the agreement by Ms. Zampieri which is not cured within 10 days after written notice to her, substance abuse and/or a refusal to submit to periodic substance screening tests or if a case is brought against Ms. Zampieri for violation of any securities or corporate laws). If the agreement is terminated for cause, Ms. Zampieri shall receive her salary only through the termination date. Similarly, if she dies or becomes disabled, Ms. Zampieri’s estate shall be paid her salary through the date of her death or she will be paid through the effective date of her disability (as defined in the agreement).

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of July 25, 2006, with respect to the ownership of our Common Stock by each of our directors and executive officers and each person known by us to be the owner of more than five percent of any class of our voting securities.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT OF AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OF CLASS
Donald H. Goree (1)	100,000	0
Donald Winfrey (1)	100,000	0
Albert Lazo (1)	0	0
Azur International, Inc.	25,287,109	87.4%

(1) The address of such person is 101 NE 3rd Avenue, Fort Lauderdale, Florida 33301.

Item 12. Certain Relationships and Related Transactions.

Carl Crawford, who serves as the President of Azur Shell Landing Resort Inc. and President of The Grand Shell Landing Inc., was engaged in the transaction described in the section entitled “Shell Landing Development” in Item 1 of this Report. Mr. Crawford is the President of the General Partner of the Crawford Family Limited Partnership.

Item 13. Exhibits.
Exhibit Number	Description

3.1
Certificate of Incorporation of AHI , dated August 28, 1985. Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (File No. 333-126713)(the “S-4 Registration Statement”) filed by AHI on July 20, 2005.

3.2	Amendment to the Certificate of Incorporation of AHI, filed November 22, 1985. Incorporated by reference to Exhibit 3.4 to the S-4 Registration Statement.

3.3	Certificate of Renewal of AHI filed August 3, 2000. Incorporated by reference to Exhibit 3.5 to the S-4 Registration Statement.

3.4	By-laws of AHI. Incorporated by reference to Exhibit 3.6 to the S-4 Registration Statement.

4.1
Warrant to Purchase 1,241,508 shares of the Company’s Common Stock issued to Newpoint Advisors, LLC. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 (File No. 333-132311)(the “SB-2 Registration Statement”).

4.2	Warrant to Purchase 275,000 shares of the Company’s Common Stock issued to Guzov Ofsink, LLC. Incorporated by reference to Exhibit 4.2 to the SB-2 Registration Statement.

4.3	Warrant to Purchase 600,000 shares of the Company’s Common Stock issued to Robert and Kathleen Cohen Family Trust. Incorporated by reference to Exhibit 4.3 to the SB-2 Registration Statement.

4.4	Warrant to Purchase 100,000 shares of the Company’s Common Stock issued to Robert and Kathleen Cohen Family Trust. Incorporated by reference to Exhibit 4.4 to the SB-2 Registration Statement.

10.1
Exchange Agreement, dated as of February 14, 2006 between the Company and AII. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 14, 2006 (the “February 14, 2006 8-K”).

10.2	Waiver Agreement and Amendment dated February 14, 2006 among the Company, AII and certain other persons. Incorporated by reference to Exhibit 10.2 to the February 14, 2006 8-K.

10.3	Waiver Agreement and Amendment dated February 14, 2006 among the Company, AII and certain other persons. Incorporated by reference to Exhibit 10.3 to the February 14, 2006 8-K.

10.4	Form of Guarantee by the Company in favor of certain other persons. Incorporated by reference to Exhibit 10.4 to the February 14, 2006 8-K.

10.5
Form of Amended and Restated Debentures due September 30, 2006 dated February 14, 2006 by the Company and AII in favor certain other persons. Incorporated by reference to Exhibit 10.5 to the February 14, 2006 8-K.

10.6	Registration Rights Agreement dated February 14, 2006 between the Company and certain other persons. Incorporated by reference to Exhibit 10.6 to the February 14, 2006 8-K.

10.7
Co-Ownership Agreement dated October 21, 2005 among, the Company, ASLD II and AII. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by AII on November 4, 2005 (the “November 4, 2005 8-K”).

10.8	Promissory Note, dated November 3, 2005 in the principal amount of $1,460,000 from ASLR to Carl Crawford (“Crawford”). Incorporated by reference to Exhibit 2.2 to the November 4, 2005 8-K.

10.9
Loan Agreement, dated as of November 3, 2005 among, AII, ASLR, GSLI, ASLD II, Omicron Master Trust and certain other investors (the “Investors”). Incorporated by reference to Exhibit 2.4 to the November 4, 2005 8-K.

10.10	Form of Promissory Note, dated November 3, 2005 from ASLR, AII, GSLI and ASLD II to Investors. Incorporated by reference to Exhibit 2.5 to the November 4, 2005 8-K.

10.11	Deed of Trust and Security Agreement dated November 3, 2005 from ASLR, AII, GSLI and ASLD II in favor of the Investors. Incorporated by reference to Exhibit 2.6 to the November 4, 2005 8-K.

10.12	Indemnity Agreement dated November 17, 2004 among GSLI, Crawford and AII. Incorporated by reference to Exhibit 10.13 to the S-4.

10.13	Warranty Deed from Shell Landing Golf, LLC to GSLI. . Incorporated by reference to Exhibit 10.4 to the S-4 Registration Statement.

10.14
Promissory Note in the principal amount of $6,400,000 dated November 17, 2004 from GSLI to the order of Textron Financial Corporation (“Textron”). Incorporated by reference to Exhibit 10.17 to the S-4 Registration Statement.

10.15	Assignment of Leases, Rents and Contracts from GSLI to Textron. Incorporated by reference to Exhibit 10.18 to the S-4 Registration Statement.

10.16	Deed of Trust, Security Agreement and Fixture Filing dated as of November 17, 2004 from GSLI to Textron. Incorporated by reference to Exhibit 10.19 to the S-4 Registration Statement.

10.17
Design Contract dated July 20, 1999 among Shell Landing Development, Inc. and McIntyre Golf Development and Love Enterprises and Associates, Inc. and Davis Love III. Incorporated by reference to Exhibit 10.23 to the S-4 Registration Statement.

10.18	Letter, dated November 10, 2004 from Love Enterprises and Associates, Inc. to GSLI. Incorporated by reference to Exhibit 10.24 to the S-4 Registration Statement.

10.19	Engagement Agreement, dated March 1, 2006 between the Company and Newpoint Advisors, LLC. Incorporated by reference to Exhibit 10.19 to the SB-2 Registration Statement

10.20	Employment Agreement, dated March 1, 2006 between the Company and Donald Goree. Incorporated by reference to Exhibit 10.20 to the SB-2 Registration Statement.

10.21	Employment Agreement, dated March 1, 2006 between the Company and Donald Winfrey. Incorporated by reference to Exhibit 10.21 to the SB-2 Registration Statement.

10.22	Employment Agreement, dated March 1, 2006 between the Company and Albert Lazo. Incorporated by reference to Exhibit 10.22 to the SB-2 Registration Statement.

10.23	Employment Agreement, dated March 1, 2006 between the Company and Nora Zampieri. Incorporated by reference to Exhibit 10.23 to the SB-2 Registration Statement.

10.24	Consulting Agreement, dated March 1, 2006 between the Company and Blackwood Partners, Ltd. . Incorporated by reference to Exhibit 10.24 to the SB-2 Registration Statement

10.25	Securities Purchase Agreement, dated as of March 8, 2006 between the Company and Graybrick Partners I, LLC. Incorporated by reference to Exhibit 10.25 to the SB-2 Registration Statement

10.26	2006 Flexible Stock Plan of the Company. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-133490) filed by the Company on April 24, 2006.

10.27	Agreement, dated as of August 4, 2006 between us, ASLD II, ASLR, AII and Forsythe. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2006.

14.1	Code of Ethics. .Incorporated by reference to Exhibit 14.1 to the SB-2 Registration Statement.

16.1
Letter, dated June 3, 2005 from Goldstein Golub Kessler LLP to the Securities and Exchange Commission. Incorporated by reference to Exhibit 16.2 to the Company’s Current Report on Form 8-K filed June 6, 2005.

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

*Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to us for the fiscal year ended April 30, 2005 by Goldstein Golub Kessler and by Baum & Company, P.A. (“Baum”) and for the fiscal year ended April 30, 2006 by Baum.

	Fiscal Year Ended April 30, 2005	Fiscal Year Ended April 30, 2006
Audit Fees (1)	$15,134	$50,000
Audit Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees	0	0

(1) Consists of fees billed for professional services rendered for the audit of the financial statements of the Company as of April 30, 2005 and April 30, 2006 and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for the quarters during such fiscal years.

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

Pre-Approval of Services by the Independent Auditor

The Board has the responsibility to engage and terminate the Company’s independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company’s independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to our principal accountants during the fiscal years ended April 30, 2005 and April 30, 2006 were pre-approved by the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated: August 14, 2006	AZUR HOLDINGS, INC.

	By:	/s/ Donald H. Goree
Donald H. Goree Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

/s/ Donald H. Goree
Donald H. Goree	Chairman and CEO	August 14, 2006

/s/ Donald Winfrey	President and Director	August 14, 2006
Donald Winfrey	(Principal Financial Officer)

/s/ Tony Sharp	Director	August 14, 2006
Tony Sharp

/s/ Frederick Trowman-Rose	Director	August 14, 2006
Frederick Trowman-Rose