Form 10QSB
period 2006-07-31
AZUR HOLDINGS, INC.
filed 2006-09-19
CIK 785544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-QSB
_____________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 31, 2006

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

YES ☒ NO ☐

As of the close of business on September 18, 2006, there were 29,870,253 shares of the Registrant's $.0001 par value per share Common Stock outstanding.

AZUR HOLDINGS, INC.

PART I  Financial Information

Item 1. Financial Statements

AZUR HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
July 31, 2006 and 2005
(Unaudited)

	2006	2005
Current Assets
Cash and Cash Equivalents	$255,188	$—
Accounts Receivable	15,189	—
Inventory	60,067	—
Prepaid Expenses	15,752	—
Other Current Assets	2,392	—
Total Current Assets	348,588	—

Property, Plant & Equipment
Land	861,949	—
Other Property & Equipment (net of accumulated depreciation
of $546,532)	6,649,428	—
	7,511,378

Other Assets
Land for Resale	18,133,073	—
Land Acquision Costs (net of amortization of $ 1,292,411)	9,046,875	—
Loan Acquisition Costs (net of amortization of $172,010)	739,015	—
Option for Land	97,500	—
Funds Held for Prepaid Expenses	502,887	—
Total Other Assets	28,519,350	—
TOTAL ASSETS	$36,379,315

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Current Portion-Notes Payable	$4,166,700	—
Current Portion-Capital Lease Obligation	42,698	—
Accounts Payable and Accrued Expenses	2,226,257	1,800
Accrued Salary - Related Party	550,500	—
Accrued Expenses Related to Casualty Losses	—	—
Deferred Revenue	13,822	—
Accounts Payable - Related Party	382,309	—
Total Current Liabilities	7,382,286	1,800

Long-Term Debt
Notes Payable (net of current portion)	33,784,091	—
Capital Lease Obligation (net of current portion)	43,584	—
Total Long-Term Debt	33,827,675	—

Total Liabilities	41,209,961	1,800

Stockholders' Equity
Preferred Stock - $.0001 par value, 5,000,000 shares
authorized; no shares issued and outstanding	—	—
Common Stock - $.0001 par value, 300,000,000 shares
authorized; shares issued and outstanding 28,932,893	2,893	13,696
Additional Paid in Capital	2,111,600	592,984
Stock Subscriptions Receivable	(1,200,000)	—
Non Controlling Interest in Subsidiary	(845,857)	—
Accumulated Deficit	(4,899,282)	(608,480)
Total Stockholders' Equity (Deficit)	(4,830,646)	(1,800)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$36,379,315	$—

The accompanying notes are an integral part of the financial statements.

AZUR HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the Quarter Ended July 31, 2006 and 2005
(Unaudited)

	2006	2005
Revenues
Sales - Golf Course	$354,687	$—
Sales of Real Estate	2,115	—
Total Revenue	356,802	—

Operating Expenses
Cost of Operations	44,900	—
General & Administrative Expenses	1,626,479	139,556
Amortization Expense	476,138	—
Depreciation Expense	86,607	—
Total Operating Expenses	2,234,124	139,556

Net Income (Loss) Before
Other Income/(Expense)	(1,877,322)	(139,556)

Other Income and (Expense)
Interest Income	2,872	—
Other Income	26,819	—
Interest Expense	(607,271)	—
Total Other Income and (Expense)	(577,579)	—

Net Income (Loss) before Provision for Income Taxes	(2,454,901)	(139,556)

Provision for Income Taxes	—	—
Net Income (Loss) before adjustments for minority interest	(2,454,901)	(139,556)

Non Controlling Interest in Subsidiary	297,628	—
Net Income (Loss)	$(2,157,273)	$(139,556)

Net Loss per Weighted Average Number of
Common Shares	$(0.08)	$(0.00)

Weighted Average Number of Common
Shares Outstanding	27,939,615	130,659,999

The accompanying notes are an integral part of the financial statements.

AZUR HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended July 31, 2006 and 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,157,273)	$(2,850)
Adjustments to Reconcile Income (Loss) to Net Cash
Provided (Used) for Operating Activities:
Depreciation and Amortization	562,745	—
Minority Share of Loss	(297,628)	—
Services paid by Issuance of Common Stock	260,928	—

Changes in Assets and Liabilities:
Decrease in Accounts Receivable	27,358	—
Decrease in Inventory	8,783	—
Decrease in Prepaid Expenses	2,045	—
Decrease in Insurance Proceeds Receivable and Other Current Assets	170,947	—
Decrease in Deferred Revenue	(65,765)	—
Increase in Accounts Payable & Accruals	789,936	3,000
Increase in Accrued Salary - Related Party	65,000	—
Decrease in Related Party Payable	(261,701)	—
Decrease in Accrued Expenses Related to Casualty Losses	(193,630)	—
Net Cash Used In Operations	(1,088,256)	150

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Option on Land	(97,500)	—
Purchase of Fixed Assets	(31,078)	—
Net Cash Provided in Investing Activities:	(128,578)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of Prepaid Expenses for Payment of Interest	266,226	—
Payments on Capital Leases	(1,426)	—
Proceeds From Notes and Loans Payable	535,682	—
Proceeds from Related Party Loans	70,000	—
Payment of Related Party Loans	(6,250)	—
Net Cash Provided in Financing Activities:	864,232	—

Net Increase (Decrease) in Cash	(352,601)	150

Beginning Cash	607,789	149,428
Ending Cash	$255,188	$149,578

SCHEDULE OF NONCASH ACTIVITIES:
Common Stock Issued for Services	$256,928	—
Warrants issued for services	4,000	—

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Expense Paid	266,226	—
Income Taxes Paid	—	—

The accompanying notes are an integral part of the consolidated financial statements.

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006
(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

A. BACKGROUND

Azur Holdings, Inc. was incorporated under the laws of the state of Delaware on August 29, 1985, under the name Harvest Capital Corporation. In August 2000, the Company changed its name to New Harvest Capital Corporation and on December 20, 2005, the Company changed its name to Azur Holdings, Inc. Prior to June 2005 the Company was engaged in the activity of searching for and investigating business opportunities.

On June 1, 2005, pursuant to a Stock Purchase Agreement dated as of June 1, 2005 between HVST Acquisition Corporation, a Nevada corporation, and Azur International, Inc., HVST Acquisition Corporation sold to Azur International 68,960,000 shares of common stock of the Company, constituting approximately 50.4% of the outstanding common stock of the Company. The purchase price for the shares was $550,000 paid in cash. By virtue of its acquisition of a majority of the voting securities of the Company on such date, Azur International acquired from HVST Acquisition Corporation control of the Company on June 1, 2005.

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

C. PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include accounts of Azur Holdings and its subsidiaries. All material inter-company transactions have been eliminated. The following is a list of subsidiaries and their respective controlling interests by the Company:

The Grand Shell Landing, Inc. - 100%
Azur Construction and Development, LLC - 50%
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

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006
(Unaudited)

F. CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash on hand; cash in banks and any highly liquid investments with maturity of three months or less at the time of purchase. The Company and its subsidiaries maintain cash and cash equivalent balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000.

G. CONCENTRATION OF RISK
At times the cash and cash equivalent balances in financials institutions exceed the federally insured limits. The total balance at risk is $266,889 at July 31, 2006.

The majority of the assets owned by the Company, including land for resale, as well as the real estate development, are projects that are concentrated in the Mississippi area.

H. LEASES
Leases that transfer substantially all of the risks and benefits of ownership are accounted for as capital leases. Other leases are operating leases that are expensed over the terms of the lease using the straight line method. Capital leases are included in property and equipment and are amortized using the same methods as used for depreciation of property and equipment.

I. INVENTORY
Inventory is stated at the lower of cost or market with cost determined using the first-in, first-out method.  Inventory for Grand Shell Landing totaling $60,067 at July 31, 2006, consists of food and beverages items, apparel and equipment sold at the pro shop.

J. EARNINGS/LOSS PER SHARE
Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding. The average number of shares used for the three months ended July 31, 2006 and 2005 were 27,939,615 and 130,659,999, respectively. The resulting loss for the three months ended July 31, 2006 and 2005 were $0.07 per share and $0.00 per share respectively.

K. INCOME TAXES
In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of July 31, 2006, the Company had net operating losses (NOL's) of approximately $2,300,000 that expire over a 15 year period that commenced in 2005.

Statutory federal income taxes	34%
Valuation allowance	(34)
Effective tax rate	0%

NOTE 2 - GOING CONCERN

Although the management of the Company has a reasonable expectation that the Company has adequate resources to continue in operational existence for the foreseeable future, the Company has adopted the going concern basis in preparing these financial statements. As of July 31, 2006, the Company has accumulated losses of $4,642,482 and had a negative working capital position of $7,033,698. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, to receive continued support of the Company’s shareholders, and ultimately to obtain successful operations.

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006
(Unaudited)

NOTE 2 - GOING CONCERN (Continued)

Management is currently pursuing several options to address the going concern including (a) refinancing the existing Azur Shell Landing Resort debt, (b) restructuring the terms of existing debt obligations, and (c) consummating a stock purchase agreement (see Note 6 - Capital Transactions), which will generate $3,000,000 in a span of five months, due to begin in October of 2006.

NOTE 3 - RELATED PARTY TRANSACTIONS

Carl Crawford, who serves as the President of Azur Shell Landing Resort Inc. (“ASLR”) and President of The Grand Shell Landing Inc, is the President and General Partner of the Crawford Family Limited Partnership (“Crawford”). Pursuant to a Co-ownership agreement regarding the ownership of Shell Landing Development (“the “Property”) of which the Company became a party upon the Share Exchange dated February 14, 2006 referenced in Note 1 Section A, whereby the Company acquired 75% of ASLR, Mr. Crawford is owed $1,193,929 by ASLR pursuant to a promissory note issued pursuant to the Co-ownership Agreement. In addition, ASLR agreed that Crawford shall receive in perpetuity 5% of all gross proceeds received by ASLR or any of its subsidiaries from of sales of land from the Property. Crawford also owns 25% of ASLR.

Eduardo Naranjo, a major shareholder of the Company, is the president and general partner of Naranjo Family Limited Partnership (“Naranjo”). Pursuant to a Co-ownership agreement regarding the ownership of Shell Landing Development (“the “Property”) of which the Company became a party upon the Share Exchange dated February 14, 2006 referenced in Note 1 Section A, whereby the Company acquired 75% of ASLR, ASLR has agreed, among other things, that until Naranjo shall have received payments in an aggregate amount of $15,982,970 as a result of ASLD II’s 5% undivided tenants-in-common interest the Property, Naranjo shall receive directly and within 5 business days of each closing, 5% of the revenue derived from the sale of developed property, sale of land, lease or rental of any or all of the Property or any interest therein before closing costs, commissions or other expenses paid in connection therewith and certain minimum cumulative payments whether or not sales or rentals of the Property have been made.

Donald Goree, who serves as the Chief Executive Officer of Company is also the manager of Goree Properties LLC (“Goree Properties”) and Goree Investments LLC (“Goree Investments”). Goree Properties is a member of Shell Landing on the Gulf II LLC. The Company has obtained an option for the purchase of up to Sixty Five Percent (65%) of the membership interest in Shell Landing on the Gulf II LLC (the “Acquired Units”) from the members of Shell Landing on the Gulf II LLC (“SLOG II”) pursuant to an option agreement dated July 1, 2006 (the “Option”). SLOG II owns 47% of the membership interests in Shell Landing on the Gulf LLC, a Mississippi limited liability company (“SLOG”), which owns 398 acres of land known as the Whitehead Tract in Gautier Mississippi, contiguous to Shell Landing Resort

The members of SLOG II (collectively, the “Optionor”) has granted to the Company pursuant to the term of this Option the exclusive and irrevocable option to purchase the Acquired Units in accordance with the terms set forth in the Membership Interest Purchase Agreement attached as Exhibit “A” (the “Membership Interest Purchase Agreement”) to the Option. The purchase price for the Acquired Units is $873,000 plus additional consideration consisting of One Million Five Hundred Thousand Restricted Shares of Company. The Company shall have the right to exercise the Option within ninety (90) days of the execution of this Option (the “Term). For each thirty (30) days of the full Term of the Option that Option is not exercised in full, the percentage membership interest optionable by the Company shall be reduce by 5% until this Option expires. Notwithstanding the foregoing, the Purchase Price of will remain the same.

As consideration for the Option, The Company paid the Optionor, Ninety Seven Thousand Five Hundred Dollars ($97,500) (the “Deposit”) upon the execution of the Option.  The Deposit is non-refundable and shall be credited toward the purchase price of the Acquired Units as set forth in the Membership Interest Purchase Agreement.

Goree Properties:

On June 23, 2006, the Company signed a promissory note with Goree Properties regarding money lent to the Company in the amount of $70,000, bearing 8% interest annually. The maturity date of the note is September 23, 2006. As additional consideration for the note, Azur issued the lender 20,000 restricted shares of the Company’s common stock. On September 13, 2006 the lender extended the maturity date of this note to October 24, 2006. As further consideration for extending the note, the Company issued to the lender 71,400 restricted shares of the Company’s common stock.

Goree Investments:

On August 15, 2006, the Company signed a promissory note with Goree Investments regarding money lent to the Company in the amount of $93,000, bearing 8% interest annually. The original maturity date of the note was September 15, 2006. As additional consideration for the note, Azur issued the lender 93,000 restricted shares of the Company’s common stock. On September 13, 2006, the maturity date of this note was extended by the lender to October 15, 2006. In connection with the extension the accrued interest of $620 as of September 13, 2006 was added to the principal, resulting in the new principal amount of the note being $93,620 As further consideration for the extension of the maturity date, Azur issued the lender an additional 93,620 restricted shares of the Company’s common stock.

In addition, Donald Goree is owed $550,500 by the Company in accrued salary.

Donald Winfrey who serves as President of the Company has entered into the following transaction with the Company:

i)Donald Winfrey is a member of SLOG II referenced above and is also a party to the Option as an Optionor.

ii) On August 10, 2006, the Company signed a promissory note with Donald Winfrey regarding funds loaned to the Company in the amount of0 $93,000, bearing 8% interest annually. The maturity date of the note is September 10, 2006. As additional consideration for the note, Azur issued the lender 93,000 restricted shares of the Company’s common stock. On September 13, 2006 the maturity date of this note was extended by the lender to October 10, 2006. In connection with the extension, the accrued interest was added to the principal, resulting in the new principal amount of the note being $93,620. As further consideration for the extension, Azur issued the lender an additional 93,620 restricted shares of the Company’s common stock.

NOTE 4 - REVERSE STOCK SPLIT

For all periods presented share and per share information in the consolidated financial statements and notes have been adjusted to reflect the Company’s 1 for 1,370 reverse stock split effective August 9, 2005.

NOTE 5 - EMPLOYMENT/CONSULTING AGREEMENTS

The following employment and consulting agreements are in effect as of July 31, 2006:

A.
The Chief Executive Officer of the Company, who also serves as the Chairman of the Board of Directors of the Company has an employment agreement with a 6-month term, commencing March 1, 2006. The contract was renewed on September 1, 2006 for an additional 6-month term. His compensation for the duration of the agreement is at the rate of $360,000 per annum.

B.
The President of the Company, who also serves on the Board of Directors, has an employment agreement with a term of 6 months, commencing on March 1, 2006. The contract was renewed on September 1, 2006 for an additional 6-month term His compensation, for the duration of the agreement, is at the rate of $240,000 per annum.

C.
The General Counsel and Corporate Secretary had an employment agreement with a term of 6 months, commencing on March 1, 2006. After the initial term, the agreement was to renew automatically for additional six-month periods, unless terminated by either party. His compensation for the duration of the agreement was at the rate of $180,000 per annum. The agreement was mutually terminated on July 15, 2006. The consultant has been retained to serve as General Counsel and Corporate Secretary of the Company under a new consulting agreement, between the Company and a firm of which the officer is a principal. The new consulting agreement became effective on July 15, 2006. The term of the agreement is for six months beginning July 15, 2006. After the initial term, the agreement shall automatically renew for an additional six months unless cancelled by either party with thirty days written notice. In consideration for signing the agreement, the consultant shall receive 50,000 shares of the Company, to be paid within sixty days after the effective date and 30,000 shares of the Company per month thereafter. Consulting fees shall be paid to the officer’s firm at a rate of $8,000.00 per month.

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006
(Unaudited)

D.
The Comptroller of Azur Holdings has an employment agreement with a 6-month term commencing on March 1, 2006. After the initial term, the agreement shall renew automatically for an additional 6 month periods, unless terminated by either party. Her compensation for the duration of the agreement is at the rate of $80,000 per annum. The employment term expired on August 31, 2006 and the agreement was not renewed.

E.
An advisory agreement is in effect between the Company and a consulting firm for a period of 12 months, commencing on February 1 2006. In connection with this agreement, the Company shall pay the consultant compensation as follows: (1) a 200,000-share engagement fee payable on February 1 2006, (2) 25,000 shares per month, payable the first day of each the 2nd - 3rd months of the engagement, (3) 17,500 shares per month, payable the first day of each the 4th -6th months of the engagement period, (4) 12,500 shares per month, payable the first day of each the 7th - 9th months of the engagement, and (5) 7,500 shares per month, payable the first day of each the 10th-12th months of the engagement.

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

I.
The Company has a retention agreement for strategic and business consultancy services with a consulting firm for a period of twelve months, commencing on March 1, 2006. Under the agreement, the Company is required to pay the consulting firm the following compensation: (1) warrants to purchase an aggregate number of shares of the Company's common stock equal to 9.8% of the outstanding common stock of Azur Holdings as of March 1, 2006 at the exercise price per share equal to 50% of the average closing price for the common stock on the last trading day prior to the date of exercise of such warrants; such warrants may only be exercised under cashless exercise provisions and (2) finder's fees as stipulated in section 4-b of the retention agreement. In addition, pursuant to Section 5 of the retention agreement, the Company assumed from Azur International a $275,000 liability to a third party. This liability was assigned to and assumed by the Company pursuant to the Exchange Agreement referred to in Note 1 (A).

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

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006
(Unaudited)

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

NOTE 6 - CAPITAL TRANSACTIONS

A. COMMON STOCK

As reported in our Current Report on Form 8-K we filed on May 2, 2006, we entered into a Stock Purchase Agreement dated as of April 26, 2006 (the “Purchase Agreement”) with a European company (the “Purchaser”) providing for the sale by us to the Purchaser of up to an aggregate of 5 million shares of our common stock for $.60 per share. All sales of such shares to be made pursuant to the Purchase Agreement are intended to be made pursuant to Regulation S.

Under the Purchase Agreement, as amended on June 1, 2006, we issued to the Purchaser an aggregate of 2 million shares of our common stock on April 26, 2006 and the Purchaser is obligated to pay the $600,000 purchase price for 1 million of such shares by October 1, 2006 and the purchase price for the additional 1 million of our shares by November 1, 2006. Upon the payment to us of $1,200,000 for the first 2 million shares, we are obligated to issue to the Purchaser an additional 2 million shares of our common stock. The $600,000 purchase price for 1 million of these additional issued shares shall be paid to us by December 1, 2006 and the $600,000 purchase price for the second 1 million of the additional shares shall be paid to us by January1, 2007. After payment to us of the additional $1,200,000 we are then obligated to issue to the Purchaser the final 1 million shares of our common stock covered by the Purchase Agreement and the Purchaser is required to pay to us the $600,000 purchase price for these shares by February 1, 2007.

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

In May 2006, the Company issued 187,500 shares of common stock for services at $0.20 per share. The shares were issued pursuant to an S-8 registration statement.

In May 2006, the Company issued 4,000 shares of common stock for services at $0.20 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006
(Unaudited)

In May 2006, the Company issued 4,000 shares of common stock for services at $0.20 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

In June 2006, the Company issued 47,500 shares of common stock for services at $0.20 per share. The shares were issued pursuant to an S-8 registration statement.

In June 2006, the Company issued 120,000 shares of common stock for services at $0.20 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

In June 2006, the Company issued 20,000 shares of common stock as consideration for a loan at $0.20 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

In July 2006, the Company issued 387,500 shares of common stock for services at $0.20 per share. The shares were issued pursuant to an S-8 registration statement.

In July 2006, the Company issued 200,000 shares of common stock as executive director’s compensation at $0.20 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

In July 2006, the Company issued 36,000 shares of common stock for services at $0.20 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

In July 2006, the Company issued 675,000 shares of common stock for services at $0.20 per share. The shares were issued pursuant to Regulation S. The Company issued 150,000 of the aforementioned shares as shares issued pursuant to Regulation S in error and has corrected the issuance by canceling these 150,000 shares, and reissuing them pursuant to Section 4(2).

B. WARRANTS

As of July 1, 2006, a warrant to purchase 200,000 shares of the Company’s Common Stock at the exercise price of $1.00 per share, over a term of 3 years, was issued to an investors relations firm in exchange for investment relations services. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

NOTE 7 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following amount as of July 31, 2006:

Golf Membership & Events	$7,703
Other Receivables	7,486
$15,189

No allowance for bad debt has been provided.

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006
(Unaudited)

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment are carried at cost and are being depreciated over their useful lives using straight line depreciation methods.

The estimated useful lives of significant assets are as follows:

Equipment	5 years
Land Improvements	20 years
Buildings	40 years

Property and equipment consist of the following as of July 31, 2006:

Land	$861,949

Land Improvements - Golf course	$4,603,620
Less accumulated depreciation	(383,635)
Net Land Improvements - Golf course	$4,219,985

Buildings	$2,295,616
Less accumulated depreciation	(95,651)
Net Buildings	$2,199,965

Equipment & Fixtures	$240,503
Less accumulated depreciation	(48,490)
Net Equipment & Fixtures	$192,013

Assets under Capital Lease	$56,222
Less accumulated depreciation	(18,756)
Net Assets under Capital Lease	$37,465

Total Property & Equipment
(net of accumulated depreciation)	$7,511,378

Total depreciation expense for the quarters ended July 31, 2006 and 2005 were $86,607 and $0, respectively.

NOTE 9 - CAPITAL LEASES

Property held under capital leases, included with property and equipment at July31, 2006 consists of the following:

Equipment	$56,222
Less: Accumulated depreciation	(18,756)
Equipment capital lease-net	$37,465

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006
(Unaudited)

NOTE 10 - LAND FOR RESALE

Land for resale refers to the Azur Shell Landing Resort property, which includes lots for resale, as well as land for future development. At July 31, 2006, Land for Resale is comprised of the following:

Land	$12,272,359
Land Acquisition Costs	5,660,714
Development Costs	200,000
Total Land for Resale	$18,133,073

NOTE 11 - LOANS RECEIVABLE - PARENT

A.
On April 30, 2006, Azur Holdings loaned a subsidiary company of Azur International $23,000 at 6% interest per annum. This loan is evidenced by a promissory note. The payment of principal and accrued interest shall be due and payable in full on or before April 30, 2007.

B.
On April 30, 2006, Azur Holdings entered into a loan agreement with its parent company, Azur International, whereby it loaned the parent company $329,166 at 6% interest per annum. This loan is evidenced by a promissory note. The payment of principal and accrued interest shall be due and payable in full on or before April 30, 2007.

C.
On July 31, 2006 Azur Holdings entered into a loan agreement with its parent company, Azur International, whereby it loaned the parent company $297,700 at 6% interest per annum. This loan is evidenced by a promissory note. The payment of principal and accrued interest shall be due and payable in full on or before July 31, 2007.

NOTE 12 - ACCOUNTS PAYABLE - RELATED PARTY

Accounts payable - related party total $382,309 at July 31, 2006. These liabilities are inter-company transactions with the parent company, which took place prior to the exchange agreement. They are non-interest bearing debt, and are not secured by any collateral.

NOTE 13 - CURRENT NOTES PAYABLE

A.
On June 23, 2006, the Company signed a promissory note with a private investor, in the amount of $70,000, bearing 8% interest annually. The maturity date of the note is September 23, 2006. As additional consideration for the note, Azur issued the lender 20,000 restricted shares of the Company’s common stock. On September 13, 2006 the lender extended the maturity date of this note to October 24, 2006. As further consideration for extending the note, the Company issued to the lender 71,400 restricted shares of the Company’s common stock.

B.
On July 28, 2006 the Company signed a convertible promissory note with a private investor, in the amount of $25,000, bearing interest annually at a rate of Prime plus 8%. The maturity date of the note is July 28, 2007. The note is convertible at the Company’s discretion into the number of fully

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006
(Unaudited)

paid and nonassessable shares of common stock of the Company equal to the quotient obtained by dividing (a) the principal amount of the Note then being converted, by (b) the conversion price. The conversion price is one half (1/2) of the trading value (closing bid price) of the common stock at the time of conversion.

C.
As part of the share exchange agreement the Company assumed a $700,000 note payable from Azur International to a private investor with interest payable at maturity, accruing at a rate of 18% of the principal balance, due on January 1, 2007.

D.
On February 14, 2006 the Company signed a promissory note with a private investor in the amount of $250,000. The interest is payable at maturity, accruing at a rate of 13% of the principal balance, due September 30, 2006.

E.
On March 29, 2006 the Company signed a promissory note with a private investor in the amount of 1,000,000. The interest is payable at maturity, accruing at a rate of 24% per annum of the principal balance. The note is due upon successful completion of an offering the Company is making outside of the United States.

NOTE 14 - LONG TERM DEBT

Long-term debt at July 31, 2006 consists of the following:

Note Payable to a finance company, monthly payments are variable, including interest currently at 8.5%, collateralized by Grand Shell Landing golf course due November 2009.	$6,305,652

Note Payable to a finance company, monthly payments of interest only of 14% of the principal balance, collateralized by land, due November 2008. Principal Payments commence October 2006.	5,907,500

Note Payable to a finance company, monthly payments of interest only of 14% of the principal balance, collateralized by land, due June 2007.	6,575,057

Note Payable to Related Party (Carl Crawford), principal payments of 5% of net land sales (as defined in the Co-ownership Agreement), interest of 4%, unsecured, due November 2006.	1,193,929

Note Payable to Related Party (Ed Naranjo), principal payments of 5% of gross land sales (as defined in the Co-ownership Agreement), non-interest bearing, unsecured, due December 2011	15,982,970

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006
(Unaudited)

NOTE 14 - LONG TERM DEBT (Continued)

Total Obligations	$35,965,108
Less: Current Portion	(2,,176,899)
Long-term maturities	$33,788,209

A. MATURITIES ON LONG-TERM OBLIGATIONS:

2006	$2,176,899
2007	8,075,338
2008	15,190,326
2009	3,500,000
Thereafter	7,000,000
Total	$35,942,563

 NOTE 15 - LOAN ACQUISITION COSTS

Loan acquisition costs consist of the following:

Grand Shell Landing	$180,039
Azur Shell Landing Resort	730,987
$911,026
Less: Accumulated amortization	(172,010)
Total Loan Acquisition Costs	$739,016

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006
(Unaudited)

NOTE 15 - LOAN ACQUISITION COSTS (Continued)

Loan costs in connection with obtaining financing have been capitalized and are being amortized using the straight-line method over the following time periods:

The Grand Shell Landing	5 Years
Azur Shell Landing Resorts	5 Years

NOTE 16 - DEFERRED LAND ACQUISITION COSTS

Deferred land acquisition costs consisted of the following at July 31, 2006:

Azur Shell Landing Resorts	$10,436,786
Less: Accumulated amortization	(1,292,411)
Total Deferred land acquisition costs	$9,144,375

Deferred land acquisition costs have been capitalized and are being amortized using the straight-line method over a 40 year life.

NOTE 17 - OPTION TO PURCHASE INTEREST IN SHELL LANDING ON THE GULF II

The Company has obtained an option for the purchase of up to sixty five percent (65%) of the membership interests in Shell Landing on the Gulf II LLC (the “Acquired Units”) from the members of Shell Landing on the Gulf II LLC (“SLOG II”) pursuant to an option agreement dated July 1, 2006 (the “Option”). SLOG II owns 47% of the membership interests in Shell Landing on the Gulf LLC, a Mississippi limited liability company (“SLOG”), which owns 398 acres of land known as the Whitehead Tract in Gautier Mississippi, contiguous to Shell Landing Resort.

The members of SLOG II (collectively, the “Optionor”) have granted to the Company pursuant to the term of the Option the exclusive and irrevocable option to purchase the Acquired Units in accordance with the terms set forth in the Membership Interest Purchase Agreement attached as Exhibit “A” (the “Membership Interest Purchase Agreement”) to the Option. The purchase price for the Acquired Units is $873,000 (plus additional consideration consisting of 1,500,000 restricted shares of common stock of Company). The Company shall have the right to exercise the Option within ninety (90) days of the execution of this Option (the “Term"). For each thirty (30) days of the full Term of the Option that the Option is not exercised in full , the percentage membership interest optionable by the Company shall be reduce by 5% until this Option expires. Notwithstanding the foregoing, the purchase price to exercise the Option will remain the same.

As consideration for the Option, we paid the Optionor Ninety Seven Thousand Five Hundred Dollars ($97,500) (the “Deposit”) upon the execution of the Option. The Deposit is non

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006
(Unaudited)

refundable and shall be credited toward the purchase price of the Acquired Units as set forth in the Membership Interest Purchase Agreement.

Deferred land acquisition costs have been capitalized and are being amortized using the straight-line method over a 40 year life.

NOTE 18 - HURRICANE KATRINA IN MISSISSIPPI

On the August 29 - 30 of 2005, the state of Mississippi was affected by Hurricane Katrina. Shell Landing Golf Course which is located in Gautier, Mississippi was impacted by this hurricane. No significant structural damage occurred, mostly due to the high elevation of the land pertaining to the golf course. The golf course resumed operations on September 23 2005; however, a reduction in revenues has resulted from the hurricane. Insurance claims have been submitted totaling $723,471 have been paid.

NOTE 19 - EXCHANGE AGREEMENT

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

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006
(Unaudited)

NOTE 20 - COMMITMENTS & SUBSEQUENT EVENTS

A.
On August 3, 2006, the Company signed a non-interest bearing promissory note with a private investor, in the amount of $60,000. The maturity date of the note is November 3, 2006. As additional consideration for the note, the Company agreed to pay the lender a $5,000 financing fee. The note was repaid in full on August 9, 2006.

B.
On August 4, 2006, we entered into an Agreement dated as of August 4, 2006 and effective as of July 28, 2006 (the “Purchase Agreement”) with ASLD II, ASLR, AII and Forsythe Partners, LLC, a Mississippi limited liability company (“Forsythe”). Under the Purchase Agreement ASLD II and ASLR have agreed to transfer all of their respective ownership interests with respect to certain property within the Shell Landing Development to a Mississippi limited liability company to be formed and called The Islands at Shell Landing, LLC (“Islands LLC”). We shall have a 16-2/3% membership interest in the Islands LLC and Forsythe shall have a 50% membership interest in such company. In addition, each of the Crawford Family Limited Partnership, a Mississippi limited partnership (“Crawford FLP”), and Naranjo Family Limited Partnership, a Florida limited partnership (“Naranjo FLP”), shall own a 16-2/3% membership interest in Islands LLC. Crawford FLP and Naranjo FLP each currently own a 50% membership interest in ASLD II and Carl Crawford owns 25% of the outstanding capital stock of ASLR and is the President of ASLR and an officer of one other of our subsidiaries. The property to be transferred is a tract of land upon which a condominium project to be known, as “The Islands at Shell Landing” is to be constructed (the “Condo Site”). For its 50% interest in Islands, LLC, Forsythe has agreed to make an aggregate of $3,100,000 in payments, including an aggregate of $2,390,000 to holders of certain liens on the Condo Site, $320,000 to ASLD II, $230,000 to ASLR and $160,000 to us. Forsythe has also agreed to assume all responsibility and obligations to develop no less than 126 luxury apartment units on the Condo Site. In addition, Forsythe has paid to ASLR $100,000, which amount is non-refundable, even if the Purchase Agreement is not consummated.

The parties have agreed that the Purchase Agreement shall be closed not later than September 1, 2006 subject to the right of Forsythe to extend such closing date until not later than October 1, 2006 upon the payment by Forsythe to ASLR of an additional $100,000 payment, which would not be credited against the purchase price. As of this filing, Forsythe has taken the option to extend the closing date to October 1, 2006.

C.
On August 10, 2006, the Company signed a promissory note with a private investor in the amount of $93,000, bearing 8% interest annually. The maturity date of the note is September 10, 2006. As additional consideration for the note, Azur issued the lender 93,000 restricted shares of the Company’s common stock. On September 13, 2006 the maturity date of this note was extended by the lender to October 10, 2006. In connection with the extension, the accrued interest was added to the principal, resulting in the new principal amount of the note being $93,620. As further consideration for the extension, Azur issued the lender an additional 93,620 restricted shares of the Company’s common stock.

D.
On August 14, 2006, the Company signed a promissory note with a private investment company in the amount of $93,000, bearing 8% interest annually.. The original maturity date of the note was September 14, 2006. As additional consideration for the note, Azur issued the lender 93,000 restricted shares of the Company’s common stock. On September 13, 2006, the maturity date of this note was extended by the lender to October 13, 2006. In connection with the extension, the accrued interest of $620 as of September 13, 2006 was added to the principal, resulting in the new principal amount of the note being $93,620.00. As consideration for the extension of the maturity date, Azur issued the lender an additional 93,620 restricted shares of the Company’s stock.

E.
On August 15, 2006, the Company signed a promissory note with a private investment company in the amount of $93,000, bearing 8% interest annually. The original maturity date of the note was September 15, 2006. As additional consideration for the note, Azur issued the lender 93,000 restricted shares of the Company’s common stock. On September 13, 2006, the maturity date of this note was extended by the lender to October 15, 2006. In connection with the extension the accrued interest of $620 as of September 13, 2006 was added to the principal, resulting in the new principal amount of the note being $93,620 As further consideration for the extension of the maturity date, Azur issued the lender an additional 93,620 restricted shares of the Company’s common stock.

F.
On August 17, 2006 the Company signed a convertible promissory note with a private investor, in the amount of $25,000, bearing interest annually at a rate of prime plus 8%. The maturity date of the note is August 17, 2007.

G.
On September 1, 2006, the Company signed a convertible promissory note with a private investor, in the amount of $25,000, bearing interest annually at a rate of Prime plus 8%. The maturity date of the note is September 1, 2007.

H.
On September 1, 2006 the Company signed a convertible promissory note with a private investor, in the amount of $50,000, bearing interest annually at a rate of Prime plus 8%. The maturity date of the note is September 1, 2007.

I.
On September 7, 2006, the Company signed a convertible promissory note with a private investor, in the amount of $50,000, bearing interest annually at a rate of 18%. The maturity date of the note is October 13, 2006. As additional consideration for the note, Azur issued the lender 75,000 restricted shares of the company’s stock. Should the private investor not be paid by the maturity date the private investor shall receive 10,000 restricted shares of the Company’s common stock per week until the loan is repaid by the Company.

J.
A Consulting Services Agreement is in effect between the Company and an IR company for a period of ten weeks, commencing on September 12, 2006. After the initial ten weeks the agreement will automatically extend on a monthly basis, until cancelled by either party. In connection with this agreement, the Company shall pay the consultant compensation as follows: (1) 10,000 restricted shares for the initial ten week period and (2) 2,000 restricted shares per month thereafter.

K.
Forebearance agreements were entered into between Company and certain lenders (the “Lenders”) as of September 18, 2006, whereby the Lenders agreed to forebear until October 6, 2006, the right to exercise their right to accelerate and demand payment in full of all obligations and collateral with regards to a certain Securities Purchase Agreement dated November 2, 2005, and that certain Promissory Notes dated November 2, 2005. As consideration for the forebearances, the Company agreed to make a payment of $50,000 to the Lenders as a forebearance fee.

L.
On September 28, 2006 the Company entered into a lease agreement for its main office the term of this lease begins on September 1, 2006 and ends on August 31, 2008. The monthly rental during the entire term of the lease is $2,722.88. The Company has the right to terminate the lease after one year, by making a payment of $5,000 as a termination fee and giving the landlord 30 days notice.

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006
(Unaudited)

NOTE 21 - CONTINGENCIES

A.	Azur International, the parent company has an outstanding obligation to the IRS in the amount of $106,511.00 for payroll taxes relating to the fourth quarter of 2005, and the first quarter of 2006.

B.	Azur Holdings has a payroll tax liability relating to second quarter of 2006 with the IRS in the amount of $51, 701.87.

C.
The Company in accordance with its business plan, utilizes substantial highly leveraged debt to finance its current operations and acquisitions. The Company at this time has not secured permanent means of financing its cash flow deficits, or achieving positive cash flow to fund its debt service. The Company is subject to substantial risk of foreclosure of its real estate holdings and rescission of business arrangements of acquired assets obtained through its highly leveraged and aggressive acquisitions.

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006
(Unaudited)

NOTE 22 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since being acquired by Azur International, Inc. (“Azur International”) on June 1, 2005, Azur Holdings, Inc. (“Azur Holdings,” the “Company,” “we,” or “us”) has assembled a management team, researched resort and commercial locations, completed extensive marketing research, and entered into a Share Exchange Agreement with Azur International. Under the Exchange Agreement, we issued 25,236,773 shares of common stock to Azur International in exchange for 100% of the common stock of The Grand Shell Landing Golf course in Gautier, Mississippi, and 75% of the common stock of Azur Shell Landing Resort, Inc, which is a master planned resort community of approximately 800 acres.

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

Results of Operations

Three months ended July 31, 2006

Revenue and Gross Profit

For the three months ended July 31, 2006, the Company generated revenues of $356,802, which consisted mainly of golf course revenue of $354,687.

Golf course revenues are primarily derived from daily greens fees, For the three months ended July 31, 2006 green fees accounted for $126,899 of golf course revenue.

Additional revenues of approximately $106,912 were derived from cart rentals.

Sales of real estate are comprised of lots sold in the resort real estate business. There were no lot sales for the 3 months ended July 31, 2006

Cost of Operations

Total cost of operations were $44,900 for the three months ended July 31, 2006, and include inventory costs for retail items sold at the golf course club house.

General and Administrative

General and administrative expenses were $1,369,679 for the three months ended July 31, 2006, and were comprised primarily of: golf-related expenses of $437,661, resort real-estate expenses of $188,434 and corporate overhead of $743,584.

Depreciation and Amortization

Total depreciation and amortization expense for the three months ended July 31, 2006 were $86,607 and $476,138 respectively. The majority of the amortization costs of $467,136 were due to the loan and land acquisition costs associated with the resort property.

Interest Expense

Interest expense for the three months ended July 31, 2006 totaled $607,271. Debt associated with the golf course operations accounted for $155,205 and land development costs relating to resort operations accounted for the remaining $452,066

Net Loss

For the three months ended July 31, 2006, the Company experienced a net loss of $1,900,473 which included losses of $892,884 from Azur Shell Landing Resort operations, $267,125 from the golf course and $740,464 from the holding company’s operations. The net loss reflects the early stage of our business and the associated costs incurred in connection with acquisition activities, including loan costs and pre-development expenditures. Also, the loss from the golf course operations is due to the reduction in revenues and additional costs incurred during the recovery from the Hurricane Katrina, which hit the Mississippi area in August of 2005.

Liquidity and Capital Resources

At July 31, 2006 we had a net working capital deficit of $7,033,698. Included in liabilities are notes payable totaling in excess of $4,166,700 which come due on or before August 1, 2007. Please refer to the schedule of maturities shown below for additional details regarding the maturities of our long-term debt and security interest that have been granted in connection with those obligations.

Management is currently pursuing multiple financing alternatives with respect to satisfying these obligations, including (a) raising additional equity capital and (b) restructuring the terms of existing debt obligations. There can be no assurance, however, that such additional funds will be available, or, if available, available on commercially acceptable terms. If we are unable to raise capital and renegotiate terms of existing debt we may be forced into a substantial liquidation of assets, which may occur on terms unfavorable to us and may foreclose future growth opportunities.

On March 8, 2006 we entered into a securities purchase agreement with Graybrick Partners I, LLC. Pursuant to this agreement, subject to the satisfaction of certain conditions, Graybrick Partners committed to purchase up to $3,000,000 of our common stock in 15 tranches of $200,000 per tranche on or before March 31, 2007. One of the closing conditions was that a registration statement pertaining to the resale of the shares be declared effective prior to September 30, 2006. Because such closing condition will not be satisfied, we will not be able to make any sale of our common stock pursuant to the agreement.

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

The consummation of the Share Exchange Agreement (see introduction), where we acquired 100% interest in the golf course and 75% interest in the resort property, has afforded us the opportunity to pursue significant real estate development projects well into the future.  However, our ability to raise the funds we need in order to pursue these opportunities is not assured and may become more difficult if interest rates continue to rise, if a major natural disaster were to hit the area, or if investors begin to perceive real estate prices to have risen beyond the point where attractive future returns are possible.

Discussion of Certain Current Assets and Liabilities

Accounts receivable

Our accounts receivable at July 31, 2006 amounted to $15,189 which was comprised primarily of trade receivables in the golf course business.

Inventory

At July 31, 2006, our inventory was $60,067, which consisted solely of apparel and equipment for sale in our golf course pro shop.

Prepaid expense

At July 31, 2006 our prepaid expenses totaled $15,752 and consisted mostly of prepaid insurance related to the golf course.

Accounts Payable & Accrued Expenses

Accounts payable and accrued expenses at July 31, 2006 were $2,226,257 and consisted of $158,406 of trade payables, $866,000 of general and administrative expenses, $558,740 of accrued payroll expenses, $428,155 of accrued interest expense, 51,701 of accrued payroll taxes and $163,254 of accrued property taxes

Accrued Salary - Related Party

Accrued salary to the CEO of the Company totaled $550,500 at July 31, 2006.

Analysis of Cash Flow

Cash flow used in operations

Cash used in operations totaled $1,185,754, comprised primarily of our net loss of $1,900,473, plus a decrease in our accounts receivable, a decrease in inventory, a decrease in prepaid expenses, and a decrease in insurance proceeds.

Cash flow provided in investing activities

Cash provided in investing activities totaled $31,078, and relates to assets purchased in connection with golf course operations

Cash flow from financing activities

Our financing activities provided net cash of $864,232. This cash was raised principally in the form of net new debt of approximately, $605,862 and from deposits held in escrow, totaling $266,226

	DUE IN LESS	DUE	DUE
	THAN 1	IN 1-3	AFTER 4
OBLIGATION	YEAR	YEARS	YEARS
Notes Payable	$2,176,899	$29,848,408	$7,000,000
Total cash obligations	$2,176,899	$29,848,,408	$7,000,000

Note Payable to a finance company, monthly payments are variable, including interest currently at 8.5%, collaterized by Grand Shell Landing golf course, due November 2009.	$6,301,533

Note Payable to a finance company, monthly payments of interest only of 14% of the principal balance, collaterized by land, principal reduction payments commence October 2006.	5,907,500

Note Payable to a finance company, monthly payments of interest only of 14% of the principal balance, collaterized by land, due June 2007.	6,575,057

Note Payable to Related Party, principal payments in at 5% of net sales, interest of 4%, unsecured, due November 2006	1,193,929

Note Payable to Related Party, principal payments in at 5% of gross sales, non-interest bearing, unsecured, due December 2011	15,982,970

Total Obligations	$35,960,989
Less: Short-term portion	(2,176,899)
Long-term maturities	$33,784,090

Critical Accounting Policies

Real Estate Holdings

Real estate investments are stated at the lower of cost or market. Acquisition costs are allocated to respective properties based on appraisals of the various properties acquired in the acquisition.

Revenue Recognition

Real Property: Revenue is recognized under the full accrual method of accounting upon the completed sale of real property held for development and sale. All costs incurred directly or indirectly in acquiring and developing the real property are capitalized. Revenues for sales and rentals generated from The Grand Shell Landing, Inc. Golf Course are also recognized under the full accrual method of accounting.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand; cash in banks, and any highly liquid investments with maturity of three months or less at the time of purchase. Azur and its subsidiaries maintain cash and cash equivalent balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000.

Concentration of Risk

At times the cash and cash equivalent balances in financials institutions exceed the federally insured limits. The total balance at risk is $226,189.

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

Earnings/Loss per Share

Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter and year-to-date. The number of shares used for the three months ended July 31, 2006 was 27,939,615 and the resulting loss per share was $0.07.

Income Taxes

In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of July 31, 2006, the Company has net operating losses (NOL's) of approximately $ 2,300,000 that expire over a 15 year period that commenced in 2005.

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

At the conclusion of the period ended July 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, President and General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer, President and General Counsel concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report but adopted additional disclosure controls and procedures to improve the quality and timeliness of disclosure during our transition from a private to a public company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2006, the Company issued 4,000 shares of common stock for services at $0.20 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) afforded by Section 4(2) of the Securities Act.

In June 2006, the Company issued 120,000 shares of common stock for services at $0.20 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

In June 2006, the Company issued 20,000 shares of common stock as consideration for a loan at $0.20 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

In July 2006, the Company issued 200,000 shares of common stock as executive director’s compensation at $0.20 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

In July 2006, the Company issued 36,000 shares of common stock for services at $0.20 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

In July 2006, the Company issued 675,000 shares of common stock for services at $0.20 per share. The shares were issued pursuant to Regulation S. The Company issued 150,000 of the aforementioned shares as shares issued pursuant to Regulation S in error and in August 2006 corrected the issuance by canceling these 150,000 shares and re-issuing them as restricted shares in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

As of July 1, 2006, a warrant to purchase 200,000 shares of the Company’s Common Stock at an exercise price of $0.20 per share, over a term of 3 years, was issued to an investor relations firm in exchange for investment relations services. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)		Exhibits

	31.1-	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2202.

	31.2-	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

	32.2-	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Azur Holdings, Inc.
(Registrant)

Date: September 19, 2006	/s/ Donald Winfrey
Donald Winfrey
President