Form 10QSB
period 2006-10-31
AZUR HOLDINGS, INC.
filed 2006-12-20
CIK 785544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-QSB
_____________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                to
__________

Commission File Number 000-25824

AZUR HOLDINGS, INC.
______________________________________
(Exact name of small business issuer as specified in its charter)

Delaware	13-3337553

(State or other jurisdiction of	(I.R.S. Employer
corporation or organization)	Identification Number)

633 SE 3rd Avenue, Suite 203, Fort Lauderdale, Florida	33301
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code (954) 763-1515

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ X ] NO [ ]

As of the close of business on December 19, 2006, there were 33,613,763 shares of the Registrant's $.0001 par value per share Common Stock outstanding.

AZUR HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AZUR HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
October 31, 2006
(Unaudited)

ASSETS
2006
Current Assets
Cash and Cash Equivalents	$56,826
Accounts Receivable	35,762
Inventory	49,025
Prepaid Expenses	86,151
Total Current Assets	227,764

Property, Plant & Equipment
Land	861,949
Other Property & Equipment (net of accumulated depreciation
of $633,139)	6,562,822
7,424,771

Other Assets
Land for Resale	18,101,379
Land Acquision Costs (net of amortization of $ 1,723,214)	8,616,072
Loan Acquisition Costs (net of amortization of $161,996)	473,681
Investment in Azur Resorts (Bahamas)	162,000
Option for Land	97,500
Funds Held for Prepaid Expenses	377,296
Total Other Assets	27,827,928

TOTAL ASSETS	$35,480,463

LIABILITIES & STOCKHOLDERS' EQUITY / (DEFICIT)

Current Liabilities
Current Portion-Notes Payable	$14,463,391
Accounts Payable and Accrued Expenses	3,050,406
Accrued Salary - Related Party	674,631
Accounts Payable - Related Party	16,383
Total Current Liabilities	18,204,811

Long-Term Debt
Notes Payable & Capital Lease Obligations (net of current portion)	24,277,510

Total Liabilities	42,482,321

Stockholders' Equity / (Deficit)
Preferred Stock - $.0001 par value, 5,000,000 shares
authorized; no shares issued and outstanding	-
Common Stock - $.0001 par value, 300,000,000 shares
authorized; shares issued and outstanding 30,818,047	3,082
Additional Paid in Capital	3,996,565
Stock Subscriptions Receivable	(1,200,000)
Non Controlling Interest in Subsidiary	(1,191,822)
Accumulated Deficit	(8,609,683)
Total Stockholders' Equity (Deficit)	(7,001,858)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$35,480,463

The accompanying notes are an integral part of the financial statements.

The accompanying notes are an integral part of the financial statements.

AZUR HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the Six Months Ended October 31, 2006 and 2005
(Unaudited)

	2006	2005
Revenues
Sales - Golf Course	$704,074	$—
Sales of Real Estate	405,625	—
Total Revenue	1,109,699	—

Operating Expenses
Cost of Goods Sold	150,208	—
General & Administrative Expenses	4,490,124	170,368
Amortization Expense	968,943	—
Depreciation Expense	173,214	—
Total Operating Expenses	5,782,489	170,368

Net Income (Loss) Before
Other Income/(Expense)	(4,672,790)	(170,368)

Other Income and (Expense)
Interest Income	2,877	—
Other Income	34,764	—
Interest Expense	(1,876,118)	—
Total Other Income and (Expense)	(1,838,477)	—

Net Income (Loss) before Provision for Income Taxes	(6,511,267)	(170,368)

Provision for Income Taxes	—	—

Net Income (Loss) before adjustments for minority interest	(6,511,267)	(170,368)

Non Controlling Interest in Subsidiary	643,593	—

Net Income (Loss)	$(5,867,674)	$(170,368)

Net Loss per Weighted Average Number of
Common Shares	$(0.21)	$(1.74)

Weighted Average Number of Common
Shares Outstanding	28,433,844	97,746

The accompanying notes are an integral part of the financial statements.

AZUR HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ending October 31, 2006 and 2005
(Unaudited)

	2006	2005
Revenues
Sales - Golf Course	$347,584	$—
Sales of Real Estate	403,510	—
Total Revenue	751,094	—

Operating Expenses
Cost of Land Sold	107,808	—
General & Administrative Expenses	2,945,002	30,812
Amortization Expense	492,805	—
Depreciation Expense	86,607	—
Total Operating Expenses	3,632,222	30,812

Net Income (Loss) Before
Other Income/(Expense)	(2,881,128)	(30,812)

Other Income and (Expense)
Interest Income	5	—
Other Income	9,667	—
Interest Expense	(1,184,910)	—
Total Other Income and (Expense)	(1,175,238)	—

Net Income (Loss) before Provision for Income Taxes	(4,056,366)	(30,812)

Provision for Income Taxes	—	—

Net Income (Loss) before adjustments for minority interest	(4,056,366)	(30,812)

Non Controlling Interest in Subsidiary	345,965	—

Net Income (Loss)	$(3,710,401)	$(30,812)

Net Loss per Weighted Average Number of
Common Shares	$(0.13)	$(0.31)

Weighted Average Number of Common
Shares Outstanding	29,522,857	100,120

The accompanying notes are an integral part of the financial statements.

AZUR HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended October 31, 2006 and 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(5,867,674)	$(170,368)
Adjustments to Reconcile Income (Loss) to Net Cash
Provided (Used) for Operating Activities:
Depreciation and Amortization	1,070,141	-
Minority Share of Loss	(643,593)	-
Decrease in Loan Acquisition Costs	275,348
Services paid by Issuance of Common Stock	1,420,934	-
Loan fees paid by issuance of common stock	725,148
Changes in Assets and Liabilities:
Decrease in Accounts Receivable	6,785	-
Decrease in Inventory	19,825	-
Increase in Prepaid Expenses	(68,354)	-
Decrease in Insurance Proceeds Receivable and Other Current Assets	173,339	-
Decrease in Deferred Revenue	(79,587)	-
Increase in Accounts Payable & Accruals	1,561,892	30,812
Increase in Accrued Salary - Related Party	199,324	-
Decrease in Related Party Payable	(627,627)	-
Decrease in Accrued Expenses Related to Casualty Losses	(193,630)	-

Net Cash Used In Operations	(2,027,729)	(139,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Azur Resorts (Bahamas)	(162,000)
Purchase of Option on Land	(97,500)	-
Purchase of Fixed Assets	(31,079)	-
Decrease in Land Held for Resale	31,694
Net Cash Used in Investing Activities:	(258,885)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of Prepaid Expenses for Payment of Interest	391,817	-
Payments on Capital Leases	(2,874)	-
Proceeds From Notes and Loans Payable	1,785,386	-
Payment of Notes and Loans Payable	(544,428)
Proceeds from Related Party Loans	256,000	-
Payment of Related Party Loans	(150,250)	-

Net Cash Provided in Financing Activities:	1,735,651	-

Net Increase (Decrease) in Cash	(550,963)	(139,556)

Beginning Cash	607,789	139,556

Ending Cash	$56,826	$-

SCHEDULE OF NONCASH ACTIVITIES:
Common Stock Issued for Services	$1,047,052	-
Common Stock Issued for Loan Fees	$1,095,030
Warrants issued for services	4,000	-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Expense Paid	$468,021	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of the consolidated financial statements.

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006
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

The Grand Shell Landing, Inc. - 100%
Azur Construction and Development, LLC - 100%
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
October 31, 2006
(UNAUDITED)

F. CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash on hand; cash in banks and any highly liquid investments with maturity of three months or less at the time of purchase. The Company and its subsidiaries maintain cash and cash equivalent balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000.

G. CONCENTRATION OF RISK
At times the cash and cash equivalent balances in financials institutions exceed the federally insured limits. The total balance at risk is $126,887 at October 31, 2006.

The majority of the assets owned by the Company, including land for resale, as well as for real estate development, are projects that are concentrated in the Mississippi area.

H. LEASES
Leases that transfer substantially all of the risks and benefits of ownership are accounted for as capital leases. Other leases are operating leases that are expensed over the terms of the leases using the straight line method. Capital leases are included in property and equipment and are amortized using the same methods as used for depreciation of property and equipment.

I. INVENTORY
Inventory is stated at the lower of cost or market with cost determined using the first-in, first-out method.  Inventory for Grand Shell Landing totaling $49,025 at October 31, 2006, consists of food and beverages items, apparel and equipment sold at the pro shop.

J. EARNINGS/LOSS PER SHARE
Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding. The average number of shares used for the three months ended October 31, 2006 and 2005 were 29,522,857 and 100,120 respectively. The resulting loss for the three months ended October 31, 2006 and 2005 were $0.13 per share and $0.31 per share, respectively. The average number of shares used for the six months ended October 31, 2006 and 2005 were 28,433,844 and 97,746 respectively. The resulting loss for the six months ended October 31, 2006 and 2005 were $0.21 per share and $1.74 per share, respectively.

K. INCOME TAXES
In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of October 31, 2006, the Company had net operating losses (NOL's) of approximately $2,355,000 that expire over a 15-year period that commenced in 2005.

Statutory federal income taxes	34%
Valuation allowance	(34)
Effective tax rate	0%

NOTE 2 - GOING CONCERN

Although the management of the Company has a reasonable expectation that the Company has adequate resources to continue in operational existence for the foreseeable future, the Company has adopted the going concern basis in preparing these financial statements. As of October 31, 2006, the Company has accumulated losses of $8,609,683 and had a negative working capital position of $17,977,047. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, to receive continued support of the Company’s shareholders, and ultimately to obtain successful operations.

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006
(UNAUDITED)
GOING CONCERN (continued)

Management is currently pursuing several options to address the Company’s going concern issues, including:

(a)
refinancing the existing Azur Shell Landing Resort debt. On November 3, 2006 the Company entered into an engagement agreement with Nexxus One Capital Trust of Switzerland A.G. Under the Agreement, Nexxus has been engaged to act as lead manager for a committed financing to the Company in an aggregate amount not to exceed $50 million or 80% of the current appraised value (based on an MAI appraisal) of the property known as Shell Landing Development in Gautier, Mississippi (“Shell Landing”), whichever is less, by purchasing a Senior Secured Redeemable Note of the Company in such principal amount (the “Note”). The closing of such transaction is required to occur within 10 days after receipt of a current MAI appraisal of the property and in any event not later than December 29, 2006. The Company will use the proceeds of the financing to repay all of the Company’s outstanding secured indebtedness other than approximately $6.6 million of indebtedness secured by a mortgage on the land and assets of the Shell Landing Golf Club. As of December 15, 2006 the Company had provided all due diligence requested by Nexxus One Capital Trust, and has engaged Integra Realty to perform the appraisal of the property. The appraisal is currently ongoing.

(b)
consummating a stock purchase agreement (see Note 5 - Capital Transactions), which, if consummated, will generate $3,000,000 in a span of five months, commencing in January 2007. As of December 15, 2006 the Company’s listing on the Frankfurt Exchange (HCPB.F) was active, and we anticipate trading to commence before January 1, 2007.

NOTE 3 - RELATED PARTY TRANSACTIONS

Carl Crawford, who serves as the President of Azur Shell Landing Resort Inc. (“ASLR”) and President of The Grand Shell Landing Inc, is the President and General Partner of the Crawford Family Limited Partnership (“Crawford”). Pursuant to a co-ownership agreement (the “Co-Ownership Agreement”) regarding the ownership of Shell Landing Development (“the “Property”) of which the Company became a party upon the Share Exchange dated February 14, 2006 referenced in Note 1 Section A, whereby the Company acquired 75% of ASLR, Mr. Crawford is owed $1,259,304 by ASLR pursuant to a promissory note. In addition, ASLR agreed that Crawford shall receive in perpetuity 5% of all gross proceeds received by ASLR or any of its subsidiaries from the sales of land from the Property. Crawford also owns 25% of ASLR.

Eduardo Naranjo, a shareholder of the Company, is the president and general partner of Naranjo Family Limited Partnership (“Naranjo”). Pursuant to the Co-ownership Agreement, ASLR has agreed, among other things, that until Naranjo shall have received payments in an aggregate amount of $15,969,620 as a result of ASLD II’s 5% undivided tenants-in-common interest the Property, Naranjo shall receive directly and within 5 business days of each closing, 5% of the revenue derived from the sale of developed property, sale of land, lease or rental of any or all of the Property or any interest therein before closing costs, commissions or other expenses paid in connection therewith and certain minimum cumulative payments whether or not sales or rentals of the Property have been made.

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006
(UNAUDITED)

RELATED PARTY TRANSACTIONS (continued)

Donald Goree, who serves as the Chief Executive Officer of Company, is also the managing member of Goree Properties LLC (“Goree Properties”) and Goree Investments LLC (“Goree Investments”). Goree Properties is a member of Shell Landing on the Gulf II LLC. The Company has obtained an option for the purchase of up to Sixty-Five Percent (65%) of the membership interests in Shell Landing on the Gulf II LLC (the “Acquired Units”) from the members of Shell Landing on the Gulf II LLC (“SLOG II”) pursuant to an option agreement dated July 1, 2006 (the “Option”). SLOG II owns 47% of the membership interests in Shell Landing on the Gulf LLC, a Mississippi limited liability company (“SLOG”), which owns 398 acres of land known as the Whitehead Tract in Gautier, Mississippi, contiguous to Shell Landing Resort.

The members of SLOG II (collectively. the “Optionor”) have granted to the Company pursuant to the terms of this Option the exclusive and irrevocable option to purchase the Acquired Units in accordance with the terms set forth in the Membership Interest Purchase Agreement attached as Exhibit “A” (the “Membership Interest Purchase Agreement”) to the Option. The exercise price of the Option is $97,500. The purchase price for the Acquired Units is $837,000 plus additional consideration consisting of One Million Five Hundred Thousand Restricted Shares of the Company.

Goree Properties:

On June 23, 2006, the Company borrowed $70,000 from Goree Properties and signed a promissory note to the order of Goree Properties in the principal amount of $70,000, bearing 8% interest annually. The original maturity date of the note was September 23, 2006. The maturity date of the note was extended four successive times with an aggregate of 191,327 shares of the Company’s common stock being issued for these extensions. The current principal balance on this note is $16,573 and the note matures on January 24, 2007.

Goree Investments:

On August 15, 2006, the Company signed a promissory note with Goree Investments regarding money lent to the Company for $93,000, bearing 8% interest annually. The original maturity date of the note was September 15, 2006. The maturity date of the note was extended four successive times with an aggregate of 471,243 shares of the Company’s common stock being issued for these extensions. The current principal balance on this note is $95,506 and the note matures on January 16, 2007.

Donald Winfrey, who serves as President of the Company, has entered into the following transactions with the Company:

i) Donald Winfrey is a member of SLOG II referenced in the paragraphs concerning Donald Goree above and is a party to the Option as an Optionor.

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006
(UNAUDITED)

RELATED PARTY TRANSACTIONS (continued)

ii) On August 10, 2006, the Company signed a promissory note with Donald Winfrey regarding funds loaned to the Company in the amount of $93,000 bearing 8% interest annually. The maturity date of the note is September 10, 2006. The maturity date of the note was extended four successive times with an aggregate of 304,393 shares of the Company’s common stock being issued for these extensions. The current principal balance on this note is $39,257 and the note matures on January 16, 2007.

NOTE 4 - EMPLOYMENT/CONSULTING AGREEMENTS

The following employment and consulting agreements are in effect as of October 31, 2006:

A.   The Chief Executive Officer of the Company, who also serves as the Chairman of the Board of Directors of the Company has an employment agreement with a 1-year term, commencing November 1, 2006. Except for the stock issued to the Chairman as described in the next sentence, his compensation for the duration of the agreement will be based solely on performance. As consideration for entering into this agreement, the Company has issued to the Chairman 600,000 restricted shares of the Company.

B.   The President of the Company, who also serves on the Board of Directors, entered into an employment agreement with a term of 6 months, commencing on March 1, 2006. The contract was renewed on September 1, 2006 for an additional 6-month term. The salary payable to the President for the duration of the agreement is at the rate of $240,000 per annum.

C.   The General Counsel and Corporate Secretary has a consulting agreement in place with the Company. The original term of the agreement was for six months beginning July 15, 2006. After the initial term, the agreement shall automatically renew for an additional six months unless cancelled by either party with thirty days written notice. As consideration for signing the agreement, the consultant received 50,000 shares of the Company, which was paid within sixty days after the effective date and 30,000 shares of the Company per month thereafter.. The fees payable under the consulting agreement shall be paid to the officer’s firm at a rate of $8,000.00 per month.

D.   An advisory agreement is in effect between the Company and a consulting firm for a period of 12 months, commencing on February 1, 2006. In connection with this agreement, the Company shall pay the consultant compensation as follows: (1) a 200,000-share engagement fee which was issued on February 1 2006, (2) 25,000 shares per month, payable the first day of each the 2nd - 3rd months of the engagement, (3) 17,500 shares per month, payable the first day of each the 4th -6th months of the engagement period, (4) 12,500 shares per month, payable the first day of each the 7th - 9th months of the engagement, and (5) 7,500 shares per month, payable the first day of each the 10th-12th months of the engagement.

E.   An advisory agreement is in effect between the Company and a consulting firm for a period of 12 months, commencing on February 1, 2006. In connection with this agreement, the Company shall pay the consultant compensation as follows: (1) 40,000 shares which were issued on February 1 2006, (2) 40,000 shares per month, payable the first day of each the 2nd - 3rd months of the engagement, (3) 30,000 shares per month, payable the first day of each the 4th -6th months of the engagement period, (4) 20,000 shares per month, payable the first day of each the 7th - 9th months of the engagement, and (5) 10,000 shares per month, payable the first day of each the 10th-12th months of the engagement.

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006
(UNAUDITED)

EMPLOYMENT/CONSULTING AGREEMENTS (continued)

F.   A retainer agreement dated February 22, 2006 is in effect between the Company and a legal firm for consultation pertaining to general corporate and securities counseling. The agreement, which has an effective date of February 22, 2006, has no term period and may be cancelled at any time. In consideration for the services, the Company shall pay the legal firm an initial retainer fee of $7,500 and pay based on an hourly rate thereafter.

G.   A Consulting Services Agreement is in effect between the Company and an international consulting company for a period of twelve months, commencing on March 1, 2006. In connection with this agreement, the Company shall pay the consultant compensation as follows: (1) 375,000 shares as an engagement fee, (2) 15,000 shares per month thereafter, (3) € 15,000 (Euros) per month, and (4) a finder’s fee as stipulated in section 3.2 of the consulting agreement.

H.   The Company has a retention agreement for strategic and business consultancy services with a consulting firm for a period of twelve months, commencing on March 1, 2006. Under the agreement, the Company is required to pay the consulting firm the following compensation: (1) warrants to purchase an aggregate number of shares of the Company's common stock equal to 9.8% of the outstanding common stock of Azur Holdings as of March 1, 2006 at the exercise price per share equal to 50% of the average closing price for the common stock on the last trading day prior to the date of exercise of such warrants; such warrants may only be exercised under cashless exercise provisions, and (2) finder's fees as stipulated in section 4-b of the retention agreement. In addition, pursuant to Section 5 of the retention agreement, the Company assumed from Azur International a $275,000 liability to a third party. This liability was assigned to and assumed by the Company pursuant to the Exchange Agreement referred to in Note 1 (A).

I.    The Company has a Consulting Services Agreement for strategic and business consultancy services with a consulting firm for a period of twelve months, commencing on March 1, 2006. Under the agreement, the Company is required to pay the consulting firm the following compensation: (1) 150,000 restricted shares as engagement fee, (2) 15,000 restricted shares per month thereafter, (3) $20,000 per month, and (4) finders fees as stipulated in section 3.2 of the consulting agreement.

J.   A one-year consultant agreement dated March 15, 2006 is in effect between the Company and a consultant to develop programs to achieve the Company's strategic growth objectives. The compensation for the consultant’s services shall be paid at the rate of $12,000 per month payable in shares of Azur Holdings, plus reimbursement for the consultant’s expenses previously approved in writing. That number of shares due to the consultant each month will be determined on the 15th of each month and payable within five days thereafter by dividing $12,000 by the five-day trailing average closing price of Azur Holdings’ shares. This agreement was cancelled by the Company effective October 31, 2006.

K.   A finder’s fee agreement dated March 29, 2006 is in effect between the Company and a consultant to help the Company develop its financial growth objectives. The compensation for the consultant’s services shall be paid at the rate of 10% of all funds received from any loans made to the Company as a result of the consultant’s services.

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006
(UNAUDITED)

EMPLOYMENT/CONSULTING AGREEMENTS (continued)

L.    A twelve-month consultant agreement dated June 6, 2006 is in effect between the Company and a consultant to develop new business opportunities as well as funding these new opportunities. The compensation for the consultant’s services shall be 30,000 restricted shares of the Company per month.

M.   A Consulting Services Agreement is in effect between the Company and an IR company for a period of ten weeks, commencing on September 12, 2006. After the initial ten weeks, the agreement will automatically extend on a monthly basis, until cancelled by either party. In connection with this agreement, the Company shall pay the consultant compensation as follows: (1) 10,000 restricted shares for the initial ten-week period and (2) 2,000 restricted shares per month thereafter. This agreement was cancelled by the consultant on November 15, 2006.

NOTE 5 - CAPITAL TRANSACTIONS

A. COMMON STOCK
As reported in our Current Report on Form 8-K we filed on May 2, 2006, we entered into a Stock Purchase Agreement dated as of April 26, 2006 (the “Purchase Agreement”) with a European company (the “Purchaser”), providing for the sale by us to the Purchaser of up to an aggregate of 5 million shares of our common stock for $.60 per share. All sales of such shares to be made pursuant to the Purchase Agreement are intended to be made pursuant to Regulation S.

Under the Purchase Agreement, as amended on September 15, 2006, we issued to the Purchaser an aggregate of 2 million shares of our common stock on April 26, 2006 and the Purchaser is obligated to pay the $600,000 purchase price for 1 million of such shares by February 1, 2007 and the purchase price for the additional 1 million of our shares by March 1, 2007. Upon the payment to us of $1,200,000 for the first 2 million shares, we are obligated to issue to the Purchaser an additional 2 million shares of our common stock. The $600,000 purchase price for 1 million of these additional issued shares shall be paid to us by April 1, 2007 and the $600,000 purchase price for the second 1 million of the additional shares shall be paid to us by May 1, 2007. After payment to us of the additional $1,200,000, we are then obligated to issue to the Purchaser the final 1 million shares of our common stock covered by the Purchase Agreement and the Purchaser is required to pay to us the $600,000 purchase price for these shares by June 1, 2007.

Under the Purchase Agreement, the Purchaser without penalty may pay the purchase price for any installment of shares prior to the payment deadlines set forth above. If the Purchaser does not by the applicable payment deadline pay all or a portion of the purchase price for a particular installment of shares of our common stock, then the shares not paid for shall be immediately forfeited and cancelled.

All shares of the Company’s common stock that were issued during the three months ended October 31, 2006 were valued at 1.00 per share.

455,000 shares of the Company’s common stock were issued pursuant to an S-8 Registration during the three months ending October 31, 2006.

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006
(UNAUDITED)

CAPITAL TRANSACTIONS (continued)

During the three months ended October 31, 2006, an aggregate of 1,599,154 shares of the Company’s common stock were issued in private placement transactions under exemptions from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

Shares issued for services were 479,124 for the period. Shares issued as loan consideration for the period were 1,120,030.

A. REGULATION - S ISSUANCES

As of October 31, 2006, there were 2,525,000 Regulation S Shares outstanding which constitutes approximately 8.1% of the Company’s total issued and outstanding common stock.

B. WARRANTS

On July 1, 2006, warrants to purchase 200,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share, and expiring on the third anniversary of the issuance date, were issued to an investor relations firm in exchange for investment relations services. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

NOTE 6 - ACCOUNTS RECEIVABLE
Accounts receivable consist of the following amount as of October 31, 2006:

Golf Membership & Events	$27,761
Other Receivables	8001
$35,762

No allowance for bad debt has been provided.

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006
(UNAUDITED)

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment are carried at cost and are being depreciated over their useful lives using straight-line depreciation methods.

The estimated useful lives of significant assets are as follows:

Equipment	5 years
Land Acquisition Costs	6 years
Land Improvements	20 years
Buildings	40 years

Property and equipment consist of the following as of October 31, 2006:

Land	$861,949

Land Improvements - Golf course	$4,603,620
Less accumulated depreciation	(441,180)
Net Land Improvements - Golf course	$4,162,440

Buildings	$2,295,616
Less accumulated depreciation	(109,998)
Net Buildings	$2,185,618

Equipment & Fixtures	$240,503
Less accumulated depreciation	(60,393)
Net Equipment & Fixtures	$180,110

Assets under Capital Lease	$56,222
Less accumulated depreciation	(21,567)
Net Assets under Capital Lease	$34,655

Total Property & Equipment
(net of accumulated depreciation)	$7,424,771

Total depreciation expense for the quarters ended October 31, 2006 and 2005 were $86,607 and $0, respectively.

NOTE 8 - CAPITAL LEASES

Property held under capital leases, included with property and equipment at October 31, 2006 consists of the following:

Equipment	$56,222
Less: Accumulated depreciation	(21,567)
Equipment capital lease-net	$34,655

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006
(UNAUDITED)

NOTE 9 - LAND FOR RESALE

Land for resale refers to the Azur Shell Landing Resort property, which includes lots for resale, as well as land for future development. At October 31, 2006, Land for Resale is comprised of the following:

Land	$12,427,042
Land Acquisition Costs	5,660,714
Development Costs	200,000
Total Land for Resale	$18,287,756

NOTE 10 - LOANS RECEIVABLE - RELATED PARTY

On October 31, 2006, Azur Holdings loaned Azur International $196,829.14 at 6% interest per annum. This loan is evidenced by a promissory note. The payment of principal and accrued interest shall be due and payable in full on or before October 31, 2007. Loans Receivables related party totaled $789,523 at October 31, 2006.

NOTE 11 - ACCOUNTS PAYABLE - RELATED PARTY

Accounts payable - related party total $16,383 at October 31, 2006. These liabilities are inter-company transactions with Azur International, they are non-interest bearing debt, and are not secured by any collateral.

NOTE 12 - CURRENT NOTES PAYABLE
On August 3, 2006, the Company signed a non-interest bearing promissory note with a private investor, for $60,000. The note was repaid in full on August 9, 2006.

On August 10, 2006, the Company signed a promissory note with Donald Winfrey regarding funds loaned to the Company in the amount of $93,000 bearing 8% interest annually. The maturity date of the note is September 10, 2006. The maturity date of the note was extended four successive times with an aggregate of 304,393 shares of the Company’s Common Stock being issued for these extensions. The current principal balance on this note is $39,257 and the note matures on January 16, 2007.

On August 14, 2006, the Company signed a promissory note with a private investment company for $93,000, bearing 8% interest annually. The original maturity date of the note was September 14, 2006. The maturity date of the note was extended four successive times with an aggregate of 304,393 shares of the Company’s Common Stock being issued for these extensions. The current principal balance on this note is $39,257 and the note matures on January 14, 2007.

On August 15, 2006, the Company signed a promissory note with Goree Investments regarding money lent to the Company for $93,000, bearing 8% interest annually. The original maturity date of the note was September 15, 2006. The maturity date of the note was extended four successive times with an aggregate of 471,243 shares of the Company’s Common Stock being issued for these extensions. The current principal balance on this note is $95,506 and the note matures on January 16, 2007.

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006
(UNAUDITED)

CURRENT NOTES PAYABLE (continued)

On August 17, 2006, the Company signed a convertible promissory note with a private investor, for $25,000, bearing interest annually at a rate of prime plus 8%. The maturity date of the note is August 17, 2007. The conversion is at the Company's discretion, and shall be at one half of the closing bid price of the common stock at the time of conversion.

On September 1, 2006, the Company signed a convertible promissory note with a private investor, for $25,000, bearing interest annually at a rate of Prime plus 8%. The maturity date of the note is September 1, 2007. The conversion is at the Company's discretion, and shall be at one half of the closing bid price of the common stock at the time of conversion.

On September 1, 2006, the Company signed a convertible promissory note with a private investor, for $50,000, bearing interest annually at a rate of Prime plus 8%. The maturity date of the note is September 1, 2007. The conversion is at the Company's discretion, and shall be at one half of the closing bid price of the common stock at the time of conversion.

On September 7, 2006, the Company signed a promissory note with a private investor, for $50,000, bearing interest annually at a rate of 18%. The maturity date of the note is February 11, 2007. As additional consideration for the note, Azur issued the lender 75,000 restricted shares of the company’s stock. Should the private investor not be paid by the maturity date the private investor shall receive 10,000 restricted shares of the Company’s common stock per week until the Company repays the loan.

On October 1, 2006, the Company signed a convertible promissory note with a private investor, for $50,000, bearing interest annually at a rate of Prime plus 8%. The maturity date of the note is October 1, 2007. The conversion is at the Company's discretion, and shall be at one half of the closing bid price of the common stock at the time of conversion.

On October 4, 2006, the Company signed a convertible promissory note with a private investor, for $25,000, bearing interest annually at a rate of Prime plus 8%. The maturity date of the note is October 4, 2007. The conversion is at the Company's discretion, and shall be at one half of the closing bid price of the common stock at the time of conversion.

On October 27, 2006, the Company signed a convertible promissory note with a private investor, for $25,000, bearing interest annually at a rate of Prime plus 8%. The maturity date of the note is October 27, 2007. The conversion is at the Company's discretion, and shall be at one half of the closing bid price of the common stock at the time of conversion.

The Company currently owes $241,786 in past due interest payments to a lender.
Pursuant to Mississippi Code Title 89 which provides for the relief from foreclosure in the event of a Declared Emergency and the existence of certain other conditions, all of which the Company’s counsel believes exist, we have begun proceedings to enjoin a foreclosure on the Mortgagor in accordance with the provisions of such statute. As of October 31, 2006 the total outstanding principal amount of this loan was $6,310,959.

On December 14, 2006 the Company entered into a Forbearance Agreement with a group of lenders whereby such lenders agreed to forebear during the Forbearance Period (as defined below) from exercising their rights to accelerate and demand payment in full of all obligations of the Company to such lenders and foreclose on any and all of the collateral securing such obligations. The Forbearance Period began on April 1, 2006 and expires January 31, 2007. As consideration for the forbearance, the Company has agreed to issue to the lenders an aggregate of 250,000 restricted shares of common stock of the Company and pay a $240,000 forbearance fee to the lenders.

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006
(UNAUDITED)

CURRENT NOTES PAYABLE (continued)

As further consideration for the forbearance granted pursuant to this Forbearance Agreement and as a material inducement for the lenders to enter into the transactions contemplated by the Forbearance Agreement, the Company agreed, subject to the terms and conditions of Section 3 of the Forbearance Agreement, to share amounts distributed to the Company from the development of the Azur Shell Property.    The Company shall pay to each lender its pro rata share (based on the original principal amount of Notes issued to the lenders) of 50% of such distributions up to an aggregate amount received by all lenders of $6,000,000 and thereafter such lender’s pro-rata share (based on the original principal amount of Notes) of 5% of all further distributions in perpetuity.

The total amount due the lenders covering the entire forbearance period including unpaid principal, interest, late fees, and the forbearance penalties on January 31, 2007 is $2,449,884. It should be noted, that the consideration paid for the forbearance does not reduce the outstanding amount of any of the Company’s obligations to the lenders and that from April 1, 2006 through the end of the Forbearance Period interest on the obligations to such lenders shall accrue at the rate of 22% per annum (or such lesser amount as shall be permitted by law).

At October 31, the total outstanding principal amount of the loans made by the lenders was $5,984,264.

NOTE 13 - LONG TERM DEBT

Long-term debt at October 31, 2006 consists of the following:

Note Payable to a finance company, monthly payments are variable, including interest currentlyat 9.5%, collateralized by Grand Shell Landing Golf course due November 2009.	6,310,959

Note Payable to a finance company, monthly payments of interest only of 14% of the principal balance, collateralized by land, due November 2008. Principal Payments commence April 2006.	5,984,264

Note Payable to a finance company, monthly payments of interest only of 14% of the principal balance, collateralized by land, due June 2007.	6,457,920

Note Payable to Related Party (Carl Crawford), principal payments of 5% of net land sales (as defined in the Co-ownership Agreement), interest of 4%, unsecured, due May 2007.	1,259,304

Note Payable to Related Party (Ed Naranjo), principal payments of 5% of gross land sales (as defined in the Co-ownership Agreement), non-interest bearing, unsecured, due December 2011	15,969,620

Real Estate Property Obligation to Private Investor Loan Payable Related Party, Unsecured, non-interest bearing.	486,000

Non-cancelable equipment leases, through 2008, secured by equipment, variable interest.	84,834

Total Obligations	$36,552,901
Less: Current Portion	(12,275,391)
Long-term maturities	$24,277,510

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006
(UNAUDITED)

A. MATURITIES ON LONG-TERM OBLIGATIONS:
2006	$2,787,237
2007	8,075,338
2008	15,190,326
2009	3,500,000
Thereafter	7,000,000
Total	$36,552,901

NOTE 14 - LOAN ACQUISITION COSTS

Loan acquisition costs consist of the following:

Grand Shell Landing	$108,023
Azur Shell Landing Resort	527,654
$635,677
Less: Accumulated amortization	(161,996)
Total Loan Acquisition Costs	$473,681

Loan costs in connection with obtaining financing have been capitalized and are being amortized using the straight-line method over the following time periods:

The Grand Shell Landing	5 Years
Azur Shell Landing Resorts	3 months - 3 Years

NOTE 15 - DEFERRED LAND ACQUISITION COSTS
Deferred land acquisition costs consisted of the following at October 31, 2006:

Azur Shell Landing Resorts	$10,399,286
Less: Accumulated amortization	$(1,723,214)
Total Deferred land acquisition costs	$8,676,072

Deferred land acquisition costs have been capitalized and are being amortized using the straight-line method over a 6-year life.

NOTE 16 - OPTION TO PURCHASE INTEREST IN SHELL LANDING ON THE GULF II

The Company has obtained an option for the purchase of up to sixty-five percent (65%) of the membership interests in Shell Landing on the Gulf II LLC (the “Acquired Units”) from the members of Shell Landing on the Gulf II LLC (“SLOG II”) pursuant to an option agreement dated July 1, 2006 (the “Option”). SLOG II owns 47% of the membership interests in Shell Landing on the Gulf LLC, a Mississippi limited liability company (“SLOG”), which owns 398 acres of land known as the Whitehead Tract in Gautier Mississippi, contiguous to Shell Landing Resort.

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006
(UNAUDITED)

The members of SLOG II (collectively, the “Optionor”) have granted to the Company pursuant to the terms of the Option the exclusive and irrevocable option to purchase the Acquired Units in accordance with the terms set forth in the Membership Interest Purchase Agreement attached as Exhibit “A” (the “Membership Interest Purchase Agreement”) to the Option. The exercise price of the Option is $97,500. The purchase price for the Acquired Units is $837,000 plus additional consideration consisting of 1,500,000 restricted shares of common stock of the Company. The Company shall have the right to exercise the Option within ninety (90) days of the execution of this Option (the “Term”). For each thirty (30) days of the full Term of the Option that the Option is not exercised in full, the percentage membership interest optionable by the Company shall be reduced by 5% until the Option expires on January 6, 2007. Notwithstanding the foregoing, the purchase price to exercise the Option will remain the same. Azur executed the Option and paid the Optionor Ninety Seven Thousand Five Hundred Dollars ($97,500) as set forth in the Option. As of October 31, 2006 the Company had not purchased the Acquired Units.

NOTE 17 - HURRICANE KATRINA IN MISSISSIPPI

On the August 29 - 30 of 2005, the state of Mississippi was affected by Hurricane Katrina. Shell Landing Golf Course which is located in Gautier, Mississippi was impacted by this hurricane. No significant structural damage occurred, mostly due to the high elevation of the land pertaining to the golf course. The golf course resumed operations on September 23, 2005; however, a reduction in revenues has resulted from the hurricane. Insurance claims submitted totaling $723,471 have been paid.

NOTE 18 - EXCHANGE AGREEMENT

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

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006
(UNAUDITED)

NOTE 19 - COMMITMENTS & SUBSEQUENT EVENTS

A.   On November 1, 2006, the Company signed a promissory note with a private offshore investor, in the amount of $100,000, bearing 18% interest annually. The maturity date of the note is January 31, 2007. As additional consideration for the note, the Company agreed to issue to the lender 100,000 Regulation S Shares of the Company.

B.   On November 3, 2006, Azur Holdings, Inc. (the “Company”) entered into an engagement agreement with Nexxus One Capital Trust of Switzerland A.G. (“Nexxus”) (the “Agreement”).

Under the Agreement, Nexxus has been engaged to act as lead manager for a committed financing to the Company in an aggregate amount not to exceed $50 million or 80% of the current appraised value (based on an MAI appraisal) of the property known as Shell Landing Development in Gautier, Mississippi (“Shell Landing”), whichever is less, by purchasing a Senior Secured Redeemable Note of the Company in such principal amount (the “Note”). The closing of such transaction is required to occur within 10 days after receipt of a current MAI appraisal of the property and in any event not later than December 29, 2006. The Company will use the proceeds of the financing to repay all of the Company’s outstanding secured indebtedness other than approximately $6.6 million of indebtedness secured by a mortgage on the land and assets of the Shell Landing Golf Club.

If less than $50 million is provided at closing, the Company shall have the right to for a period of two years after the closing to require Nexxus to extend additional financing so that the aggregate amount of the financing is within the foregoing parameters based on a more current appraisal of the Shell Landing property. The Note will be secured by a first lien on all assets of the Company and its subsidiaries (other than the land and other assets of the Shell Landing Golf Club as to which the Note holders shall have a second lien), including, the Company’s interests in Shell Landing and a pledge by the Company of all of its subsidiaries’ equity (other than membership interests in The Grand Shell Landing, LLC which owns the Shell Landing Golf Club) owned by the Company. The Company will also agree not to permit any other encumbrances on the collateral securing the Note without the Note holders’ prior written consent.

Interest on the Note will be payable quarterly and will accrue at a floating rate equal to the prime rate published by the Wall Street Journal plus 4% per annum, but in no event will the interest rate be less than 8% per annum. Commencing 365 days after the issuance of the Note, the Company shall make a monthly principal payment of 5% of the then current principal amount of the Note. In addition, the Company shall make mandatory prepayments on the Note in an amount equal 60% of the net proceeds received by the Company (after payment of customary closing costs) upon all sales of lots or blocks of the Shell Landing Development property while the Note is outstanding. Such payments will be applied first to accrued interest and then to principal. The unpaid principal amount of the Note and all accrued interest will be payable on the second anniversary of the date of issuance of the Note. The Company may make optional prepayments of principal of the Note at any time by paying 103% of the principal amount to be prepaid together with all accrued and unpaid interest on the Note.

As additional consideration to Nexxus for extending the financing, the Company will issue to Nexxus at the closing five year warrants to purchase for $.01 per share a total number of shares of the Company’s common stock equal to 20% of the number of fully diluted shares of the Company’s common stock immediately prior to the closing. 20% of the total warrants issued will be exercisable immediately upon the closing. An additional 20% of the warrants shall become exercisable 6, 12, 18 and 24 months after the closing, respectively. The warrants will contain a cashless exercise provision and customary anti-dilution provisions. In addition, the Company will issue to Nexxus or its assigns at the closing 15% of the equity in the Shell Landing property. The Company intends simultaneously with the closing to reorganize and simplify the ownership structure of Shell Landing which is currently held through several of the Company’s subsidiaries and a co-tenancy arrangement with certain entities.

AZUR HOLDINGS, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006
(UNAUDITED)

COMMITMENTS & SUBSEQUENT EVENTS (continued)

C.   On November 13, 2006, the Company signed a promissory note with a private offshore investor in the amount of $35,000 bearing 8% interest annually. The maturity date of the note is December 13, 2006. As additional consideration for the note, the Company agreed to issue to the lender 35,000 Regulation S Shares of the Company.

D.   On November 20, 2006, the CEO of the Company was issued 1,010,833 restricted shares of the Company’s stock as payment for his accrued salary of $606,500 dollars.

NOTE 20 - CONTINGENCIES

Azur International, the parent of the Company, has an outstanding obligation to the IRS in the amount of $61,826, for payroll taxes relating to the first quarter of 2006.

The Company has an outstanding obligation to the IRS in the amount of $31,701 for payroll taxes for the 2nd quarter of 2006, and $36,190 for the 3rd quarter of 2006.

The Company in accordance with its business plan utilizes substantial highly leveraged debt to finance its current operations and acquisitions. The Company at this time has not secured permanent means of financing its cash flow deficits, or achieving positive cash flow to fund its debt service. The Company is subject to substantial risk of foreclosure of its real estate holdings and rescission of business arrangements of acquired assets obtained through its highly leveraged and aggressive acquisitions.

Azur International, the parent Company, is currently negotiating a settlement with a landlord regarding past due rent amounts. As of December 19, 2006 the Company was awaiting a reply to its counter offer. The Company believes that its total liability for this obligation is no more than $80,000.00.

Azur Shell Landing Development II (“ASLD”), which holds a 5% tenants-in-common interest in the property known as Shell Landing with Azur Shell Landing Resort holding the remaining 95% tenants-in -common interest, is named as a defendant in a lawsuit by an Architect firm. The Company believes that ASLD’s maximum exposure to liability from this suit is approximately $684,000.00 plus reasonable legal fees and costs incurred.  Azur Shell Landing Resort is a 75% owned subsidiary of Azur Holdings.

NOTE 21 - RECENT ACCOUNTING PRONOUNCEMENTS

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
October 31, 2006
(UNAUDITED)

NOTE 21 - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

In February 2006, the Financial Accounting Standards Board issued Statement No. 155 ("SFAS No 155"), "Accounting for Certain Hybrid Instruments: An Amendment of FASB Statements No. 133 and 140". Management does not believe that this statement will have a significant impact on the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

Results of Operations

Three Months ended October 31, 2006 compared to Three Months ended October 31, 2005

Revenue and Gross Profit

For the three months ended October 31, 2006, the Company generated revenues of $751,094, which consisted of golf course revenues of $347,584, and land sales revenues associated with resort real estate development of $403,510.

Golf course revenues are primarily derived from daily greens fees and cart rentals. For the three months ended October 31, 2006, green fees accounted for $146,125 of golf course revenue and cart rentals accounted for $98,266.

Additional revenues of approximately $102,261 were derived from various merchandise sales and membership sales from the Pro Shop.

Sales of real estate are comprised of lots sold in the resort real estate business. For the three months ended October 31, 2006 there were revenues from lot sales totaling $403,510.

Cost of Operations

Total cost of operations were $107,808 for the three months ended October 31, 2006, and include inventory costs for retail items sold at the golf course club house.

General and Administrative

General and administrative expenses were $2,945,002 for the three months ended October 31, 2006, and were comprised of golf-related expenses of $316,255, resort real-estate expenses of $274,674 and corporate overhead of $2,354,073. For the three months ended October 31, 2005 general and administrative expenses were $30,812.

Depreciation and Amortization

Total depreciation and amortization expense for the three months ended October 31, 2006 were $86,607 and $492,805 respectively. The majority of the amortization costs of $483,803 were due to the loan and land acquisition costs associated with the resort property. There was no depreciation or amortization expense for the three months ended October 31, 2005.

Interest Expense

Interest expense for the three months ended October 31, 2006 totaled $1,184,910. Debt associated with the golf course operations accounted for $181,805, land development costs relating to resort operations accounted for $950,310, and debt associated with the Holding company’s operations accounted for the remaining $52,795. There was no interest expense incurred in the three months ended October 31, 2005.

Net Loss

For the three months ended October 31, 2006, the Company experienced a net loss of $3,710,401, which included losses of $1,037,894 from Azur Shell Landing Resort operations, $266,334 from the golf course and $2,406,173 from the Company’s other operations. The net loss reflects the early stage of our business and the associated costs incurred in connection with acquisition activities, including loan costs and pre-development expenditures. The loss from the golf course operations is due to the reduction in revenues and additional costs incurred during the recovery from the Hurricane Katrina, which hit the Mississippi area in August of 2005. There were net losses of $30,812 in the three months ended October 31, 2005 which were primarily due to the effects of Hurricane Katrina.

Six Months ended October 31, 2006 compared to Six Months ended October 31, 2005

Revenue and Gross Profit

For the six months ended October 31, 2006, the Company generated revenues of $1,109,699, which consisted of golf course revenues of $704,074, and land sales revenues associated with resort real estate development of $405,625.

Golf course revenues are primarily derived from daily greens fees and cart rentals, for the six months ended October 31, 2006, green fees accounted for $273,024 of golf course revenue, and cart rentals accounted for $205,178.

Additional revenues of approximately $223,137 were derived from various merchandise sales and membership sales from the Pro Shop.

Sales of real estate are comprised of lots sold in the resort real estate business. For the six months ended October 31, 2006 there were revenues from lot sales totaling $405,625. There were no lots sold during the six months ended October 31, 2005.

Cost of Operations

Total cost of operations were $150,208 for the six months ended October 31, 2006, and include inventory costs for retail items sold at the golf course club house.

General and Administrative

General and administrative expenses were $4,490,124 for the six months ended October 31, 2006, and were comprised of golf-related expenses of $660,887, resort real-estate expenses of $551,122 and corporate overhead of $3,278,115. For the six months ended October 31, 2005 general and administrative expenses were $170,368.

Depreciation and Amortization

Total depreciation and amortization expense for the six months ended October 31, 2006 were $173,214 and $968,943 respectively. The majority of the amortization costs of $950,939 were due to the loan and land acquisition costs associated with the resort property. There was no depreciation or amortization expense for the six months ended October 31, 2005.

Interest Expense

Interest expense for the six months ended October 31, 2006 totaled $1,876,118. Debt associated with the golf course operations accounted for $181,805, land development costs relating to resort operations accounted for $1,402,376, and debt associated with the Company’s other operations accounted for the remaining $136,732. There was no interest expense incurred in the six months ended October 31, 2005.

Net Loss

For the six months ended October 31, 2006, the Company experienced a net loss of $5,867,675, which included losses of $1,930,892 from Azur Shell Landing Resort operations, $533,460 from the golf course and $3,403,437 from the holding company’s operations. The net loss reflects the early stage of our business and the associated costs incurred in connection with acquisition activities, including loan costs and pre-development expenditures. In addition, the loss from the golf course operations is due to the reduction in revenues and additional costs incurred during the recovery from the Hurricane Katrina, which hit the Mississippi area in August of 2005. For the six months ended October 31, 2005 there were net losses of $170,368, largely attributable to the effects of hurricane Katrina.

Liquidity and Capital Resources

At October 31, 2006, we had a net working capital deficit of $17,977,047. Included in liabilities are notes payable totaling in excess of $14,463,391, which come due on or before November 1, 2007. Please refer to the schedule of maturities shown below for additional details regarding the maturities of our long-term debt and security interest that have been granted in connection with those obligations.

On December 14, 2006 the Company entered into a Forbearance Agreement with a group of lenders whereby such lenders agreed to forebear during the Forbearance Period (as defined below) from exercising their rights to accelerate and demand payment in full of all obligations of the Company to such lenders and foreclose on any and all of the collateral securing such obligations. The Forbearance Period began on April 1, 2006 and expires January 31, 2007. As consideration for the forbearance, the Company has agreed to issue to the lenders an aggregate of 250,000 restricted shares of common stock of the Company and pay a $240,000 forbearance fee to the lenders.

As further consideration for the forbearance granted pursuant to this Forbearance Agreement and as a material inducement for the lenders to enter into the transactions contemplated by the Forbearance Agreement, the Company agreed, subject to the terms and conditions of Section 3 of the Forbearance Agreement, to share amounts distributed to the Company from the development of the Azur Shell Property. The Company shall pay to each lender its pro rata share (based on the original principal amount of Notes issued to the lenders) of 50% of such distributions up to an aggregate amount received by all lenders of $6,000,000 and thereafter such Lender’s pro rata share (based on the original principal amount of Notes) of 5% of all further distributions in perpetuity.

The total amount due the lender covering the entire forbearance period including unpaid principal, interest, late fees, and the forbearance penalties on January 31, 2007 is $2,449,884. It should be noted, that the consideration paid for the forbearance does not reduce the outstanding amount of any of the Company’s obligations to the lenders and that from April 1, 2006 through the end of the Forbearance Period interest on the obligations to such lenders shall accrue at the rate of 22% per annum (or such lesser amount as shall be permitted by law).

At October 31, 2006 the total outstanding principal amount of the loans made by the lenders was $5,984,264.

The Company currently owes $241,786 in past due interest payments to a lender.

Pursuant to Mississippi Code Title 89 which provides for the relief from foreclosure in the event of a Declared Emergency and the existence of certain other conditions, all of which the Company’s counsel believes exist, we have begun proceedings to enjoin a foreclosure on the Mortgagor in accordance with the provisions of such statute. As of October 31, 2006 the total outstanding principal amount of this loan was $6,310,959.

Management is currently pursuing multiple financing alternatives with respect to satisfying these obligations as well as the default referred to in Item 3 of Part II of this Report, including

(a)
refinancing the existing Azur Shell Landing Resort debt. On November 3, 2006 the Company entered into an engagement agreement with Nexxus One Capital Trust of Switzerland A.G. Under the Agreement, Nexxus has been engaged to act as lead manager for a committed financing to the Company in an aggregate amount not to exceed $50 million or 80% of the current appraised value (based on an MAI appraisal) of the property known as Shell Landing Development in Gautier, Mississippi, whichever is less, by purchasing a Senior Secured Redeemable Note of the Company in such principal amount. The closing of such transaction is required to occur within 10 days after receipt of a current MAI appraisal of the property and in any event not later than December 29, 2006. The Company will use the proceeds of the financing to repay all of the Company’s outstanding secured indebtedness other than approximately $6.6 million of indebtedness secured by a mortgage on the land and assets of the Shell Landing Golf Club. As of December 15, 2006 the Company had provided all due diligence requested by Nexxus One Capital Trust, and has engaged Integra Realty to perform the appraisal of the property. The appraisal is currently ongoing.

(b)
consummating a stock purchase agreement (see Note 5 - Capital Transactions), which, if consummated, will generate $3,000,000 in a span of five months, commencing in January 2007. As of December 15, 2006 the Company’s listing on the Frankfurt Exchange (HCPB.F) was active and we anticipate trading to commence before January 1, 2007.

If we are unable to raise capital and renegotiate terms of existing debt we may be forced into a substantial liquidation of assets, which may occur on terms unfavorable to us, foreclose future growth opportunities and could require us to seek protection under the bankruptcy laws..

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

Discussion of Certain Current Assets and Liabilities

Accounts receivable

Our accounts receivable at October 31, 2006 amounted to $35,762, which was comprised primarily of trade receivables in the golf course business.

Inventory

At October 31, 2006, our inventory was $49,025, which consisted solely of apparel and equipment for sale in our golf course pro shop.

Prepaid expense

At October 31, 2006, our prepaid expenses totaled $86,151 and consisted mostly of prepaid insurance related to the golf course.

Accounts Payable & Accrued Expenses

Accounts payable and accrued expenses at October 31, 2006 were $3,050,406 and consisted of $429,368 of trade payables, $1,077,198 of general and administrative expenses, $684,824 of accrued payroll expenses, $726,261 of accrued interest expense, and $132,755 of accrued property taxes. Accounts payable and accrued expenses for 2005 totaled $32,613.

Accrued Salary - Related Party

Accrued salary to the CEO of the Company totaled $607,500 at October 31, 2006. On November 4, 2006, the CEO exchanged his accrued salary for 1,010,833 restricted shares of the company’s stock which were issued to him on November 20, 2006.

Analysis of Cash Flow

Cash flow used in operations

Cash used in operations totaled $1,996,035, comprised primarily of our net loss of $5,867,674, plus a decrease in our accounts receivable, a decrease in inventory, an increase in prepaid expenses, and an increase in accounts payable.

Cash flow provided in investing activities

Cash provided in investing activities totaled $290,579, and relates to assets purchased in connection with golf course operations, and real estate development.

Cash flow from financing activities

Our financing activities provided net cash of $1,735,651. This cash was raised principally in the form of net new debt of approximately $1,785,386.

	DUE LESS	DUE	DUE
	THAN 1	IN 1-3	AFTER 4
OBLIGATION	YEAR	YEARS	YEARS
Notes Payable	$2,787,237	$26,765,664	$7,000,000
Total cash obligations	$2,787,237	$26,765,664	$7,000,000

Note Payable to a finance company, monthly payments are variable, including interest currently at 9.5%, collaterized by Grand Shell Landing golf course, due November 2009.	$ 6,310,959

Note Payable to a finance company, monthly payments of interest only of 14% of the principal balance, collaterized by land, principal reduction payments commence October 2006.	$5,984,264

Note Payable to a finance company, monthly payments of interest only of 14% of the principal balance, collaterized by land, due June 2007.	$6,457,920

Note Payable to Related Party, principal payments in at 5% of net sales, interest of 4%, unsecured, due November 2006	$1,259,304

Note Payable to Related Party, principal payments in at 5% of gross sales, non-interest bearing, unsecured, due December 2011	$15,969,620

Real Estate Property Obligation to Private Investor	$486,000

Non-cancelable equipment leases, through 2008, secured by eqpt.	$84,834

Total Obligations	$36,552,901
Less: Short-term portion	(12,275,391)
Long-term maturities	$24,277,510

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

Concentration of Risk

At times the cash and cash equivalent balances in financials institutions exceed the federally insured limits. The total balance at risk is $126,887.

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

Earnings/Loss per Share

Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter and year-to-date. The number of shares used for the three months ended October 31, 2006 was 29,522,857 and the resulting loss per share was $0.13.

Income Taxes

In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of October 31, 2006, the Company has net operating losses (NOL's) of approximately $ 2,355,000 that expire over a 15-year period that commenced in 2005.

Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	—%	—%

Item 3. Controls and Procedures.

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

At the conclusion of the period ended October 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, President and General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer, President and General Counsel concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report but adopted additional disclosure controls and procedures to improve the quality and timeliness of disclosure during our transition from a private to a public company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 4, 2006, the Company issued 150,000 shares of common stock for services at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On August 21, 2006, the Company issued 14,000 shares of common stock for services at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On August 21, 2006, the Company issued 93,000 shares of common stock as consideration for a loan at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On August 21, 2006, the Company issued 93,000 shares of common stock as consideration for a loan at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On August 21, 2006, the Company issued 93,000 shares of common stock as consideration for a loan at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On August 21, 2006, the Company issued 30,000 shares of common stock for services at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On August 22, 2006, the Company issued 25,000 shares of common stock for services at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On August 29, 2006, the Company issued 25,000 shares of common stock as consideration for a loan at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On September 7, 2006, the Company issued 75,000 shares of common stock as consideration for a loan at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On September 12, 2006, the Company issued 5,000 shares of common stock as consideration for a loan at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On September 12, 2006, the Company issued 93,620 shares of common stock as consideration for a loan at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On September 12, 2006, the Company issued 93,620 shares of common stock as consideration for a loan at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On September 12, 2006, the Company issued 93,620 shares of common stock as consideration for a loan at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On September 12, 2006, the Company issued 5,000 shares of common stock for services at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On September 25, 2006, the Company issued 71,400 shares of common stock as consideration for a loan at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On October 2, 2006, the Company issued 20,000 shares of common stock as consideration for services at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On October 2, 2006, the Company issued 10,000 shares of common stock as consideration for services at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On October 2, 2006, the Company issued 10,000 shares of common stock as consideration for services at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On October 2, 2006, the Company issued 140,000 shares of common stock as consideration for services at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On October 2, 2006, the Company issued 6,000 shares of common stock as consideration for services at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On October 6, 2006, the Company issued 30,000 shares of common stock as consideration for services at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On October 6, 2006, the Company issued 25,000 shares of common stock as consideration for loans at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On October 16, 2006, the Company issued 50,000 shares of common stock as consideration for loans at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On October 16, 2006, the Company issued 38,997 shares of common stock as consideration for loans at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On October 16, 2006, the Company issued 38,997 shares of common stock as consideration for loans at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On October 16, 2006, the Company issued 94,244 shares of common stock as consideration for loans at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On October 16, 2006, the Company issued 30,000 shares of common stock as consideration for services at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On October 19, 2006, the Company issued 50,000 shares of common stock as consideration for loans at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On October 23, 2006, the Company issued 16,532 shares of common stock as consideration for loans at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On October 23, 2006, the Company issued 5,000 shares of common stock as consideration for services at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On October 23, 2006, the Company issued 4,124 shares of common stock as consideration for loans at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On October 27, 2006, the Company issued 25,000 shares of common stock as consideration for loans at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On October 27, 2006, the Company issued 20,000 shares of common stock as consideration for loans at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

On October 30, 2006, the Company issued 25,000 shares of common stock as consideration for loans at $1.00 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

The Company currently owes $241,786 in past due interest payments to a lender.

Pursuant to Mississippi Code Title 89 which provides for the relief from foreclosure in the event of a Declared Emergency and the existence of certain other conditions, all of which the Company’s counsel believes exist, we have begun proceedings to enjoin a foreclosure on the Mortgagor in accordance with the provisions of such statute. As of October 31, 2006 the total outstanding principal amount of this loan was $6,310,959.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2202.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Azur Holdings, Inc. (Registrant)

Date: December 20, 2006	By:	/s/ Donald Winfrey
Donald Winfrey President